Form 10-Q
period 2013-09-30
LDR HOLDING CORP
filed 2013-11-07
CIK 1348324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
_____________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                to

Commission File Number: 001-36095
LDR HOLDING CORPORATION
(Exact name of registrant as specified in its charter)
_____________________

Delaware	20-3933262
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13785 Research Boulevard, Suite 200, Austin, Texas 78750
(Address of Principal Executive Offices)(Zip Code)

Telephone: (512) 344-3333
(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☐ Yes    ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large Accelerated Filer	☐ Accelerated Filer	☒ Non-Accelerated Filer	☐ Smaller Reporting Company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes  ☒  No

The number of shares outstanding of the Registrant's Common Stock, $0.001 par value, was 23,425,869 as of October 31, 2013.

LDR HOLDING CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LDR HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2013	Pro Forma as of September 30, 2013	December 31, 2012
	(unaudited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,632	$58,365	$19,135
Accounts receivable, net	18,640	18,640	16,309
Inventory, net	16,108	16,108	16,772
Other current assets	4,355	4,355	3,768
Prepaid expenses	2,401	2,401	806
Total current assets	53,136	99,869	56,790
Property and equipment, net	12,261	12,261	12,296
Goodwill	6,621	6,621	6,621
Intangible assets, net	2,742	2,742	2,619
Restricted cash	2,000	2,000	2,000
Related party notes receivable	—	—	270
Deferred tax assets	539	539	554
Other assets	354	225	441
Total assets	$77,653	$124,257	$81,591
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion of long-term debt	$1,900	$1,900	$1,903
Line of credit, net of discount	18,215	18,215	—
Current portion of capital lease payable	14	14	32
Accounts payable	6,276	6,276	7,855
Accrued expenses	13,102	13,102	10,727
Short-term financing	2,747	2,747	1,772
Deferred tax liabilities	533	533	542
Total current liabilities	42,787	42,787	22,831
Line of credit, net of discount	—	—	18,985
Long-term debt, net of discount and current portion	30,363	2,873	30,326
Warrant liability	9,760	9,760	4,167
Long-term capital lease payable, net of current portion	8	8	9
Other long-term liabilities	1,922	—	904
Total liabilities	84,840	55,428	77,222
Commitments and contingencies
Series C redeemable convertible preferred stock	35,000	—	35,000
Stockholders' deficit:
Series A-1 convertible preferred stock; $0.001 par value; 11,120,119 shares authorized, issued and outstanding, liquidation preference of $10,000 at September 30, 2013 and December 31, 2012	11	—	11
Series A-2 convertible preferred stock; $0.001 par value; 18,097,848 shares authorized, issued and outstanding, liquidation preference of $3,145 at September 30, 2013 and December 31, 2012	18	—	18
Series B convertible preferred stock; $0.001 par value; 14,838,368 shares authorized, issued and outstanding, liquidation preference of $14,000 at September 30, 2013 and December 31, 2012	15	—	15
Common stock; $0.001 par value; 18,167,361 shares authorized at September 30, 2013 and December 31, 2012; 4,756,736 and 4,642,143 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	5	24	5
Additional paid-in capital	26,332	149,900	25,603
Accumulated other comprehensive income (loss)	88	88	(457)
Accumulated deficit	(68,656)	(81,183)	(55,826)
Total stockholders' deficit	(42,187)	68,829	(30,631)
Total liabilities, redeemable preferred stock and stockholders' deficit	$77,653	$124,257	$81,591
See accompanying notes to unaudited condensed consolidated financial statements.

LDR HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$27,195	$20,948	$79,616	$65,952
Cost of goods sold	4,093	3,577	12,561	10,709
Gross profit	23,102	17,371	67,055	55,243
Operating expenses:
Research and development	2,473	2,252	7,215	8,537
Sales and marketing	16,810	12,440	47,761	37,478
General and administrative	4,725	3,443	13,498	10,682
Total operating expenses	24,008	18,135	68,474	56,697
Operating loss	(906)	(764)	(1,419)	(1,454)
Other operating income (expense):
Other expense	(523)	(420)	(478)	(464)
Interest income	3	12	10	20
Interest expense	(1,516)	(1,409)	(4,379)	(3,216)
Change in fair value of common stock warrants	(4,739)	(235)	(5,593)	(1,458)
Total other income (expense), net	(6,775)	(2,052)	(10,440)	(5,118)
Loss before income taxes	(7,681)	(2,816)	(11,859)	(6,572)
Income tax expense	(303)	(234)	(971)	(703)
Net loss	(7,984)	(3,050)	(12,830)	(7,275)
Other comprehensive income (loss):
Foreign currency translation	984	545	545	24
Comprehensive loss	$(7,000)	$(2,505)	$(12,285)	$(7,251)
Net loss per common share:
Basic and diluted	$(1.68)	$(0.66)	$(2.72)	$(1.58)
Weighted average number of shares outstanding:
Basic and diluted	4,754,997	4,616,916	4,721,601	4,610,710
Pro forma net loss per share:
Basic and diluted	$(0.29)		$(0.40)
Weighted average number of shares used in computing pro forma net loss per share:
Basic and diluted	23,422,862		23,389,466

See accompanying notes to unaudited condensed consolidated financial statements.

LDR HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Operating activities:
Net loss	$(12,830)	$(7,275)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	375	332
Provision for excess and obsolete inventories	789	848
Depreciation and amortization	2,930	2,264
Stock-based compensation	498	214
Accretion related to warrants and discounts on long-term debt	1,353	901
Change in fair value of common stock warrants	5,593	1,458
Loss on disposal of assets	38	99
Unrealized foreign currency loss	415	365
Changes in operating assets and liabilities:
Cash restricted for line of credit agreement	—	(1,000)
Accounts receivable	(2,675)	(2,292)
Prepaid expenses and other current assets	(2,013)	197
Inventory	29	(3,973)
Other assets	341	42
Accounts payable	(1,730)	155
Accrued expenses	2,285	2,394
Other long-term liabilities	1,030	546
Net cash used in operating activities	(3,572)	(4,725)
Investing activities:
Proceeds from sale of property and equipment	53	31
Purchase of intangible assets	(374)	(550)
Purchase of property and equipment	(2,613)	(4,186)
Net cash used in investing activities	(2,934)	(4,705)
Financing activities:
Exercise of stock options	175	132
Payments on capital leases	(16)	(156)
Net proceeds (payments) on short-term financings	921	435
Proceeds from line of credit	—	2,800
Payments on line of credit	(778)	—
Proceeds from long-term debt	—	15,000
Payments on long-term debt	(1,408)	(4,225)
Debt issuance costs	—	(144)
Proceeds from issuance of common stock	—	9
Net cash provided by (used in) financing activities	(1,106)	13,851
Effect of exchange rate on cash	109	(184)
Net change in cash and cash equivalents	(7,503)	4,237
Cash and cash equivalents, beginning of period	19,135	5,599
Cash and cash equivalents, end of period	$11,632	$9,836
Supplemental disclosure of interest and income taxes paid
Cash paid for interest	$1,950	$1,658
Cash paid for taxes	1,186	1,033
See accompanying notes to unaudited condensed consolidated financial statements.

LDR HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Organization and Business Description
Description of Business
LDR Holding Corporation (Holding), a Delaware corporation, and its subsidiaries, LDR Spine USA, Inc. (Spine), LDR Medical, SAS (Medical) and LDR Brazil, LTDA (LDR Brazil) (collectively, the Company), operates as a medical device company that designs and commercializes novel and proprietary surgical technologies for the treatment of patients suffering from spine disorders. The Company’s primary products are based on the VerteBRIDGE fusion platform and Mobi non-fusion platform, both of which are designed for applications in the cervical and lumbar spine for both fusion and nonfusion surgical treatments. The Company has offices in Troyes, France; Santo Andre, Brazil; Beijing and Shanghai, China and in Austin, Texas, which serves the U.S. market and is the corporate headquarters. The primary markets for products are the U.S. and Western Europe.
Initial Public Offering
The Company completed an initial public offering (IPO) of its common stock in October 2013. See Note 18, Subsequent Events, for disclosures related to the IPO and other related transactions.
Unaudited Interim Results
In management’s opinion, the unaudited financial information for the interim periods presented includes all adjustments necessary for a fair statement of the results of operations, financial position, and cash flows. All adjustments are of a normal recurring nature unless otherwise disclosed. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year. For a more complete discussion of the Company’s significant accounting policies and other information, you should read this report in conjunction with the Company’s financial statements for the year ended December 31, 2012, which includes all disclosures required by GAAP, included in the Company’s prospectus filed with the SEC pursuant to Rule 424(b) on October 9, 2013, relating to its initial public offering.
Pro Forma Presentation
The unaudited pro forma balance sheet presentation gives effect to the following items related to the IPO in October 2013: (1) issuance of 5,750,000 shares of common stock at a price of $15.00 per share, net of deducted underwriting discounts and estimated offering costs; (2) repayment of all outstanding indebtedness under our loan facility of $10.0 million; (3) aggregate payment of $17.5 million to holders of the Company's Series C preferred stock; (3) conversion of $22.5 million of principal and $1.9 million of accrued interest outstanding under the Company's convertible notes into 1,929,309 shares of common stock, other than $2.8 million of principal and accrued interest that was repaid in cash to one note holder; (4) payment of $2.8 million of principal and accrued interest in cash to the convertible note holder who elected not to convert the Company's convertible notes to shares of common stock; and (5) recognition of $7.1 million for the beneficial conversion feature associated with the conversion of the Company's convertible notes. See Note 18 for disclosures related to the IPO.
The unaudited pro forma net loss per share is computed using the pro forma net loss divided by pro forma weighted average number of shares outstanding. Pro forma net loss excludes the interest expense for the convertible notes of $0.8 million and $2.3 million for the three and nine months ended September 30, 2013, respectively and the interest expense related to our loan facility of $0.4 million and $1.1 million for the three and nine months ended September 30, 2013, respectively. Pro forma weighted average number of shares outstanding assumes the conversion of the following as if they had occurred at the beginning of the period: (1) automatic conversion of all outstanding shares of convertible preferred stock into an aggregate 10,977,667 shares of common stock; (2) conversion of convertible notes into 1,929,309 shares of common stock; (3) issuance of 5,750,000 shares of common stock during the IPO; and (4) issuance of 10,889 shares of common stock for the exercise of the warrant issued in connection with the Company's line of credit. See Note 18 for further discussion of the IPO.
Reverse Stock Split Ratio
On October 3, 2013, the Company effected a reverse stock split of the Company’s common stock such that each 6.75 shares of issued common stock were reclassified into one share of common stock. All common stock share and per-share amounts for all periods presented in these financial statements have been adjusted retroactively to reflect the reverse stock split.

2. Significant Accounting Policies
(a) Principles of Consolidation
The accompanying condensed consolidated financial statements include the results of Holding and its subsidiaries, Spine, LDR Brazil and Medical. All significant intercompany accounts and transactions have been eliminated in consolidation.
Holding owns 100% of the outstanding stock and voting rights of Spine and LDR Brazil and 52.95% of the outstanding stock and voting rights of Medical at September 30, 2013 and December 31, 2012. The remaining 47.05% of the outstanding shares of Medical are subject to the Escrow Agreement discussed in note 10. The shares subject to the Escrow Agreement have been considered as if converted; thus, giving Holding 100% effective ownership of all subsidiaries.
(b) Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results are likely to differ from those estimates, and such differences may be material to the financial statements.
(c) Foreign Currency Translation and Other Comprehensive Loss
The functional currency of the Company’s foreign subsidiaries is as follows: Medical is the euro and LDR Brazil is the real. Both companies translate monetary assets and liabilities denominated in other currencies into U.S. dollars at exchange rates in effect at each balance sheet date. Revenues and expenses are translated at the average of the exchange rates in effect during the period, and nonmonetary items are translated at historical rates. The resulting translation adjustments are included in other comprehensive loss. The accumulated foreign currency translation adjustments are reflected as accumulated other comprehensive loss, a component of stockholders’ deficit. Gains and losses arising from intercompany foreign transactions are included in other income (expense) on the condensed consolidated statements of comprehensive loss. The Company recognized foreign exchange losses in other income (expense) of approximately $508,000 and $421,000 for the three months ended September 2013 and 2012, respectively, and $437,000 and $488,000 for the nine months ended September 30, 2013 and 2012, respectively.
(d) Cash and Cash Equivalents
The Company considers all highly liquid investments with a remaining maturity of three months or less at date of purchase to be cash equivalents.
(e) Restricted Cash
As of December 31, 2011, the Company had restricted cash of $1.0 million. In April 2012, the restricted cash requirement was increased to $2.0 million. This amount secures certain obligations under the Line of Credit (note 8).
(f) Accounts Receivable
The Company generally extends credit to certain customers without requiring collateral; others are required to provide a letter of credit. The Company provides for an allowance for doubtful accounts based on management’s evaluations of the collectability of accounts receivable. Trade receivables are written off when the Company has determined amounts are uncollectible. Management has recorded an allowance for doubtful accounts of $1,469,000 and $1,388,000 as of September 30, 2013 and December 31, 2012, respectively.
The changes in the allowance for doubtful accounts during the nine months ended September 30, 2013 and the year ended December 31, 2012 are as follows (in thousands):

	Nine Months Ended September 30, 2013	Year Ended December 31, 2012
Balance, beginning of period	$1,388	$1,050
Additions	375	587
Deductions/adjustments	(294)	(249)
Balance, end of period	$1,469	$1,388

(g) Inventory
Inventory is carried at the lower of cost or market using the weighted average method, net of an allowance for excess and obsolete inventory. The components of inventory, net of allowance, as of September 30, 2013 and December 31, 2012 are as follows (in thousands):

	September 30, 2013	December 31, 2012
	Unaudited
Finished goods	$13,488	$13,230
Work in process	2,310	3,205
Raw materials	310	337
Total	$16,108	$16,772

As of September 30, 2013 and December 31, 2012, inventory held by hospitals and sales agents on behalf of the Company was $6,851,000 and $4,778,000, respectively.
The Company reviews the components of its inventory on a periodic basis for excess, obsolete or impaired inventory and records a reserve for items identified. The Company recorded an allowance for excess and obsolete inventory of $3,581,000 and $2,792,000 as of September 30, 2013 and December 31, 2012, respectively. The changes in the allowance for excess and obsolete inventory during the nine months ended September 30, 2013 and the year ended December 31, 2012 are as follows (in thousands):

	Nine Months Ended September 30, 2013	Year Ended December 31, 2012
	Unaudited
Balance, beginning of period	$2,792	$1,975
Additions	789	1,565
Deductions/adjustments	—	(748)
Balance, end of period	$3,581	$2,792

(h) Property and Equipment
Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Useful lives are as follows: one to five years for computer equipment and software, five to ten years for furniture and equipment and surgical instruments, and the shorter of their estimated useful life or the term of the related lease for leasehold improvements. Upon retirement or sale, the cost of assets disposed and the related accumulated depreciation are removed from the accounts, and any resulting gain or loss is credited or charged to operations. Major renewals and betterments are capitalized. Repairs and maintenance and minor replacements are charged to expense as incurred.
(i) Goodwill and Other Intangible Assets
Goodwill and indefinite lived intangible assets are not amortized, but are tested annually for impairment or more frequently if impairment indicators exist. Such indicators could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether an indefinite lived intangible is impaired, the impairment test consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess.

In January 2012, the Company adopted new accounting guidance related to annual and interim goodwill impairment tests. The updated accounting guidance allows entities to first assess qualitative factors before performing a quantitative assessment of the fair value of a reporting unit. If it is determined on the basis of qualitative factors that the fair value of the reporting unit is more-likely than-not less than the carrying amount, the existing quantitative impairment test is required. The Company’s evaluation of goodwill completed during the year ended December 31, 2012 resulted in no impairment losses and no impairment indicators were identified during the period ended September 30, 2013.
Definite lived intangible assets consists of patents and software licenses. The Company capitalizes third party legal fees and application costs related to its internally developed patents. Legal costs incurred in the defense of the Company’s patents are expensed as incurred.
Definite lived intangibles are amortized over their estimated useful lives: ten years for patents and three years for software licenses. Patents and software licenses are amortized on a straight-line basis and are stated net of accumulated amortization. The Company recorded no impairment loss during the three and nine months ended September 30, 2013 and the year ended December 31, 2012.
(j) Valuation of Long-Lived Assets
Long-lived assets are monitored and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The determination of recoverability is based on an estimate of undiscounted cash flows expected to result from the use of an asset and its eventual disposition. The estimate of undiscounted cash flows is based upon, among other things, certain assumptions about expected future operating performance, growth rates and other factors. The Company’s estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, technological changes, economic conditions, changes to its business model or changes in its operating performance. If the sum of the undiscounted cash flows is less than the carrying value of the asset, an impairment charge is recognized, measured as the amount by which the carrying value exceeds the fair value of the asset. The Company did not record an impairment of the Company’s long-lived assets for any of the periods presented.
(k) Revenue Recognition
Revenue is recognized when evidence of an arrangement exists, fees are fixed or determinable, collection of the fees is reasonably assured, and delivery or customer acceptance of the product has occurred and no other significant obligations remain. Further, for direct markets (U.S., France and Germany), the Company recognizes revenue on its products when the spinal implant is used in surgery and a valid purchase order has been received. The Company recognizes revenue on sales to distributors worldwide when no right of return exists for the distributors, and the Company has no further obligation.
(l) Shipping and Handling
Shipping and handling costs are included in cost of goods sold, when related to revenue producing activities. Shipping and handling costs were immaterial for the periods presented.
(m) Advertising Costs
The Company expenses advertising costs as incurred. The Company incurred approximately $90,000 and $28,000 in advertising costs during the three months ended September 30, 2013 and 2012, respectively and $232,000 and $109,000 during the nine months ended September 30, 2013 and 2012, respectively.
(n) Research and Development
The Company expenses research and development costs as incurred.
(o) Fair Value of Financial Instruments
The fair value of the Company’s financial instruments reflects the amounts that the Company estimates to receive in connection with the sale of an asset or paid in connection with the transfer of a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value hierarchy that prioritizes the use of inputs used in valuation techniques is as follows:
Level 1 – quoted prices in active markets for identical assets and liabilities;
Level 2 – observable inputs other than quoted prices in active markets, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data;
Level 3 – unobservable inputs reflecting management’s assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

The carrying amounts of the Company’s financial instruments, which primarily include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximate their fair values due to their short maturities. The carrying amount of the Company’s long-term debt approximates its fair value due to the relatively recent issuances and short maturities. The common stock warrant liability, further discussed in footnotes 9(c) and 10(h), is classified as a Level 3 liability under the fair value hierarchy. The fair value measurements of the financial liability were as follows (in thousands):

	Balance at September 30, 2013
	Level 1	Level 2	Level 3	Balance
Warrant liability	$—	$—	$9,760	$9,760
	$—	$—	$9,760	$9,760

	Balance at December 31, 2012
	Level 1	Level 2	Level 3	Balance
Warrant liability	$—	$—	$4,167	$4,167
	$—	$—	$4,167	$4,167

The following table presents a reconciliation of the liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of September 30, 2013 and December 31, 2012 (in thousands).

Fair Value Measurements
Balance as of December 31, 2011	$2,524
Warrants issued	—
Total change in fair value	1,643
Balance as of December 31, 2012	4,167
Warrants issued	—
Total change in fair value	5,593
Balance as of September 30, 2013 (Unaudited)	$9,760

The valuation of the warrant liability is discussed in note 10.
 Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
The purchase price of a business acquisition is primarily allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition dates, with the excess recorded as goodwill. The Company utilizes Level 3 inputs in the determination of the initial fair value. Nonfinancial assets such as goodwill, intangible assets and property and equipment are subsequently measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment is recognized. The Company assesses the impairment of intangible assets annually or whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. The fair value of the Company’s goodwill and intangible assets is not estimated if there is no change in events or circumstances that indicate the carrying amount of an intangible asset may not be recoverable. The Company has not recorded impairment charges related to its goodwill or intangible assets.
(p) Stock-Based Compensation
The Company recognizes compensation costs for all stock-based payment awards made to employees based upon each award’s estimated grant date fair value. The Company utilizes the Black-Scholes option pricing model, which requires a number of assumptions to determine the fair value of the awards. Compensation cost is recognized on a straight-line basis over the requisite service period of the award, net of an estimated forfeiture rate. Adjustments for forfeitures are made in the period in which they occur.

(q) Net Loss Per Share
The Company computes basic net loss per common share by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period, which includes shares of Medical that are subject to the Escrow Agreement discussed in note 10. During periods of income, the Company allocates participating securities a proportional share of income determined by dividing total weighted average participating securities by the sum of the total weighted average common shares and participating securities (the two-class method). The Company’s preferred stock participates in any dividends declared by the Company and are therefore considered to be participating securities. During periods of loss, the Company allocates no loss to participating securities because they have no contractual obligation to share in the losses of the Company. Warrants that are liability classified are excluded from the calculation of basic net loss per share. The Company computes diluted net loss per common share after giving consideration to the dilutive effect of the Company’s convertible preferred stock, stock options and warrants that are outstanding during the period and the conversion of the Company’s convertible debt into shares of common stock, except where such would be anti-dilutive. Because the Company reported losses for the periods presented, all potentially dilutive common shares consisting of preferred stock, stock options, warrants and convertible debt are antidilutive. Refer to note 15 for the Company’s calculation of net loss per share for the periods presented.
(r) Income Taxes
The Company accounts for income taxes using the asset and liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws expected to be in effect when the asset or liability is expected to be realized or settled. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that is deemed more likely than not to be realized.
In the ordinary course of business, there are many transactions for which the ultimate tax outcome is uncertain. The Company assesses uncertain tax positions in each of the tax jurisdictions in which it has operations and accounts for the related financial statement implications. Unrecognized tax benefits are reported using the two step approach under which tax effects of a position are recognized only if it is more likely than not to be sustained and the amount of the tax benefit recognized is equal to the largest tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement of the tax position. Determining the appropriate level of unrecognized tax benefits requires the Company to exercise judgment regarding the uncertain application of tax law. The amount of unrecognized tax benefits is adjusted when information becomes available or when an event occurs indicating a change is appropriate. The Company includes interest and penalties related to its uncertain tax positions as part of income tax expense, if any.
(s) Interest Expense
The Company amortizes discounts associated with long-term debt obligations using the effective interest rate method.
3. Recent Accounting Pronouncements
In March 2013, the FASB issued new accounting guidance clarifying the accounting for the release of cumulative translation adjustment into net income when a parent either sells part or all of its investment in a foreign entity or no longer holds a controlling interest in a subsidiary or group of assets that is a nonprofit or a business within a foreign entity. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. The Company does not anticipate that this adoption will have a significant impact on the Company’s financial position, results of operations or cash flows.
In July 2013, the FASB issued new accounting guidance that requires that unrecognized tax benefits be classified as an offset to deferred tax assets to the extent of any net operating loss carryforwards, similar tax loss carryforwards, or tax credit carryforwards available at the reporting date in the applicable tax jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position. An exception would apply if the tax law of the tax jurisdiction does not require the Company to use, and it does not intend to use, the deferred tax asset for such purpose. This guidance is effective for reporting periods beginning after December 15, 2013. The Company does not expect the adoption of these provisions to have a material effect on the consolidated financial statements.

4. Concentration of Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents and accounts receivable. For bank accounts in the United States of America, cash is deposited in demand deposit accounts in federally insured domestic accounts to minimize risk. While the Company’s cash and cash equivalents are on deposit with high quality FDIC insured financial institutions, at times, such deposits exceed insured limits. The Company has not experienced any losses in such accounts.
The Company believes that the concentration of credit risk in its accounts receivable is substantially mitigated by the

Company’s evaluation process, relatively short collection terms and the high level of creditworthiness of its customers. The Company evaluates the status of each of its customers, but generally requires no collateral. The Company has not experienced any significant losses in such accounts. The Company maintains reserves for credit losses.
The Company had no customers that represented greater than 10% of the Company’s trade receivable balance as of September 30, 2013 and December 31, 2012. No single customer represented greater than 10% of the Company’s revenue for the three or nine months ended September 30, 2013 and 2012.
5. Property and Equipment
Property and equipment consist of the following (in thousands):

	September 30, 2013	December 31, 2012
	Unaudited
Furniture and equipment	$3,405	$3,033
Surgical instruments	18,433	16,470
Leasehold improvements	571	497
	22,409	20,000
Less accumulated depreciation and amortization	(10,148)	(7,704)
	$12,261	$12,296

Included in property and equipment are instrument sets used by surgeons during the implant process. Depreciation on the instrument sets commences once the instrument set has been placed into service. As of September 30, 2013 and December 31, 2012, the Company had $2.6 million and $3.3 million, respectively, in instrument sets that had not yet been placed into service.
The Company had approximately $676,000 and $661,000 in instrument sets and equipment under capital lease as of September 30, 2013 and December 31, 2012, respectively, and accumulated amortization thereon of approximately $613,000 and $500,000, respectively.
The Company recorded depreciation expense of $881,000 and $701,000 for the three months ended September 30, 2013 and 2012, respectively, including amortization of instrument sets and equipment under capital leases of $33,000 and $31,000, respectively. For the nine months ended September 2013 and 2012, the Company recorded depreciation expense of $2,546,000 and $1,932,000, respectively, including amortization of instrument sets and equipment under capital leases of $99,000 and $96,000, respectively.
6. Intangible Assets
Intangible assets consist of the following (in thousands):

	September 30, 2013	December 31, 2012
	Unaudited
Patents and trademarks	$4,995	$4,513
Software licenses	315	224
	5,310	4,737
Less accumulated amortization	(2,568)	(2,118)
	$2,742	$2,619

The Company recorded amortization expense of $129,000 and $109,000 during the three months ended September 2013 and 2012, respectively and $384,000 and $332,000 during the nine months ended September 30, 2013 and 2012, respectively.

7. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	September 30, 2013	December 31, 2012
	Unaudited
Compensation and other employee related costs	$7,276	$6,216
Royalties	1,074	909
Clinical and regulatory costs	249	338
Government grants	954	933
Rent	1,776	1,250
Other	1,773	1,081
	$13,102	$10,727

8. Line of Credit
In February 2011, the Company entered into an amended loan agreement with a bank under which it may make periodic borrowings (the Line of Credit). Under the terms of the Line of Credit, Spine and Holding may make aggregate borrowings equal to the lesser of the amount available based on a borrowing base calculation or $14.0 million. The Line of Credit bears interest at the bank’s prime rate plus 1.5%, is secured by substantially all of Spine’s tangible assets, requires the Company to maintain a minimum cash balance of $1.0 million and was originally set to expire on November 23, 2012. In April 2012, the Company amended its existing Line of Credit. The amended agreement (1) increased the borrowing base calculation from $14.0 million to $19.0 million, (2) amended the interest rate from the bank’s prime rate plus 1.5% to the bank’s prime rate plus 2.0% (5.25% at September 30, 2013 and December 31, 2012), (3) increased the required minimum cash balance to be maintained with the bank from $1.0 million to $2.0 million and (4) extended the maturity date from November 23, 2012 to April 25, 2014.
As of September 30, 2013 and December 31, 2012, the Company had outstanding principal totaling $18.2 million and $19.0 million, respectively. The Line of Credit contains certain financial covenant requirements. The Company was in compliance with all covenants at September 30, 2013 and December 31, 2012.
In connection with the initial Line of Credit, the Company issued warrants to purchase an aggregate of 154,506 shares of Holding’s Series C preferred stock to the bank, which were immediately vested and exercisable. The warrants were valued at $155,000 based on the fair value of the Company’s Series C preferred stock on the issuance date of $1.165 per share using the Black Scholes model with the following assumptions: risk free interest rate of 3.0%; dividend yield of 0%; weighted average expected life of the warrant of seven years; and a 75% volatility factor. The warrants were recorded as a debt discount and an increase in additional paid in capital and are being amortized over the term of the Line of Credit. Upon the closing of the Company's IPO in October 2013, these warrants were net exercised for 10,889 shares of common stock and 12,001 shares of common stock were surrendered to satisfy the aggregate consideration of approximately $180,000, paid in accordance with the net exercise provision of the warrant. See Note 18 for further discussion of the IPO.

9. Long-Term Debt
Long-term debt consists of the following (in thousands):

	September 30, 2013	December 31, 2012
	Unaudited
Short-term financing	$2,747	$1,772
Various notes payable	4,932	6,235
Loan facility	9,998	9,998
Convertible notes	22,500	22,500
Total long-term debt	40,177	40,505
Less current portion of long-term debt and short-term financing	(4,647)	(3,675)
Long-term debt	35,530	36,830
Less unamortized discounts	(5,167)	(6,504)
Long-term debt, net of discount and current portion	$30,363	$30,326

(a) Short-Term Financing
Medical borrows funds from various financial institutions in France on a short-term basis. The funds are typically repaid within 90 days and are collateralized by certain assets of Medical, including accounts receivable. The weighted average interest rate for the short-term balances outstanding at September 30, 2013 and December 31, 2012 was 4.8%.
(b) Various Notes Payable
Medical has loan agreements with seven different entities. The amounts of the outstanding loans vary from approximately $9,000 to $1.1 million at September 30, 2013 and from approximately $34,000 to $1.3 million at December 31, 2012, and bear interest at rates varying between 2.53% and 4.65% at September 30, 2013 and December 31, 2012. Maturity dates for these loans vary from 2013 to 2019, and the loans are secured by certain assets of Medical.
(c) Loan Facility
In 2007, the Company entered into a loan facility with a third party under which the Company could make maximum aggregate borrowings of up to $15.0 million with an initial maturity date of January 31, 2011. A total of $5.0 million was initially drawn on the loan facility (Loan A) in January 2007 and an additional $1.5 million was subsequently drawn in July 2007. Loan A had a fixed interest rate of 12.0%, accruing through December 31, 2009. Prior to October 13, 2008, the date of the third amendment to the financing agreement, Loan A included “payment in kind” (PIK) interest of 3.0% in addition to a 9.0% fixed rate. Subsequent to the third amendment, the PIK interest was added to the outstanding principal amount of the loan and was payable at the earlier of maturity of the loan or repayment of the loan in full. As of January 29, 2010, and for the next 24 months, the loan was payable in 24 equal payments of principal, plus any remaining PIK interest. The lender received warrants exercisable for 153,397 shares of the Company’s common stock in connection with the initial draw (First Warrant) and the second draw (Second Warrant). All warrants related to this financing were immediately exercisable at $0.00675 per share. The First and Second Warrants are exercisable through January 31, 2014. The estimated fair value of the First and Second Warrants was $248,000 as determined using the Black Scholes valuation model, and was deemed equity classified.
In 2008, the Company entered into a third amendment to the loan facility. This amendment reduced the maximum aggregate borrowings to $12.5 million and advanced the Company an additional $6.0 million (Loan B). Loan B had an initial maturity date of September 28, 2012, bore interest at 12.5% and required interest only payments through December 31, 2009. Principal payments under Loan B commenced on January 29, 2010 with 25% of the outstanding principal payable in 12 equal monthly payments, plus accrued and unpaid interest, 35% payable over the following 12 months and 40% payable over the final 9 months. The debt is collateralized by all assets of the Company, including intellectual property, through a subordination agreement. The debt also contains certain financial covenant requirements. The Company issued a warrant to purchase 313,823 shares of common stock to the lender in connection with the issuance of Loan B (Third Warrant). The Third Warrant is immediately exercisable at $0.00675 per share through October 13, 2015. The estimated fair value of the Third Warrant was $625,000 as determined using the Black Scholes valuation model, and was deemed equity classified.
In May 2009, the Company entered into a fourth amendment to the loan facility. This amendment altered the covenant requirements with respect to foreign exchange considerations.

In November 2009, the Company entered into a fifth amendment to the loan facility. The amendment combined Loans A and B (Modified Loans) and set a new maturity date of July 31, 2012. The amendment deferred principal repayment until January 1, 2011. A $3.0 million payment of outstanding advances on the Modified Loans was required prior to the date of amendment. The lender received an additional warrant exercisable for 24,074 shares of the Company’s common stock in connection with the November 23, 2009 amendment (Fourth Warrant). The Fourth Warrant is immediately exercisable at $0.00675 per share through November 23, 2016. The estimated fair value of the Fourth Warrant was $633,000 as determined using the Black Scholes valuation model, and was deemed equity classified.
In February 2011, the Company amended the loan facility to revise the terms of the Modified Loans and to obtain an additional loan of $3.2 million (Loan C). The Modified Loans and Loan C bear interest at a rate of 13.5% and 12.5%, respectively. Interest payments are due monthly commencing February 28, 2011. Principal payments are due monthly commencing January 31, 2013. The amended loan facility matures on December 31, 2014, at which time all principal and interest outstanding are due.
In connection with Loan C, the Company modified the First, Second, Third and Fourth Warrants (collectively, the Old Warrants) and issued new warrants to the lender exercisable for a total of 604,002 shares of the Company’s common stock (2011 Warrants). The 2011 Warrants are immediately exercisable at $0.00675 per share through February 11, 2018. The 2011 Warrants contain an anti dilution provision whereby the number of shares issuable upon exercise will be increased by a number equal to 3.5% of equity securities that may be issued in one or more transactions occurring from February 11, 2011 until the Company has raised $10.0 million in gross proceeds from such transactions, excluding any shares that may be issued or sold in connection with an acquisition or an initial public offering of the Company’s common stock. The Company recorded a liability for the estimated fair value of the 2011 Warrants on the date of issue of $1.9 million. In connection with the warrant modification, the Company reduced additional paid in capital by $1.5 million, representing the estimated fair value of the Old Warrants at the modification date, and recorded an additional debt discount of $350,000. As of September 30, 2013 and December 31, 2012, the fair value of the warrant liability was $9.8 million and $4.2 million, respectively. Refer to footnote 10(h) for additional information about the fair value estimates.
Upon the conversion of the Promissory Notes discussed below in October 2013, the anti-dilution provision of the warrants resulted in the number of shares subject to the warrant increasing by 46,667. See Note 18 for further discussion of the Company's IPO.
In April 2012, the Company entered into an amendment agreement to its existing loan facility which required an immediate principal payment of $3.0 million and delayed the remaining monthly principal payments from commencing January 31, 2013 to January 31, 2014.
As of September 30, 2013 and December 31, 2012, the Company had an outstanding principal balance on the Loan Facility of approximately $10.0 million and unamortized discounts of $159,000 and $252,000, respectively. The company was in compliance with all covenants as of September 30, 2013 and December 31, 2012.
In October 2013, in connection with the Company's IPO, the Loan Facility was repaid in full. As the Loan Facility was effectively settled with the proceeds from the IPO, all amounts relating to the Loan Facility have been reclassified to long-term debt. See Note 18 for further discussion of the IPO.
(d) Convertible Notes
In April 2012, the Company entered into a Note Purchase Agreement for the sale and issuance of Subordinated Secured Convertible Promissory Notes (Promissory Notes) with aggregate proceeds of up to $15.0 million. On April 25, 2012 and May 15, 2012, the Company issued $9.8 million and $5.2 million, respectively, in Promissory Notes to existing preferred stock investors. The Promissory Notes bear interest of 6.0% per year with one and one-half times all unpaid principal and accrued interest due and payable upon the earliest of (1) April 25, 2016, (2) the occurrence of an event of default, (3) a change of control of the Company or sale or disposition of all or substantially of its assets or (4) an initial public offering with aggregate gross proceeds to the Company of at least $50.0 million. The resulting $7.5 million discount on the Promissory Notes will be accreted over the term of the debt, which when coupled with the stated interest rate on the notes, yields an effective rate of approximately 18%. Upon the consummation of a change of control or initial public offering, the holders of the Promissory Notes may elect to convert some or all of the Promissory Notes into shares of the Company’s common stock equal to the original principal amount of $15.0 million and accrued interest divided by (i) the price per share of the common stock in a public offering or received in a change of control times (ii) a 50% discount. Upon the resolution of the contingency associated with this beneficial conversion feature, the Company will record a charge to earnings estimated to be $7.1 million. This amount was charged to earnings in October 2013 upon the closing of the Company's IPO. See further discussion of the IPO in Note 18.
As of September 30, 2013 and December 31, 2012, the Company had an outstanding principal balance on the Promissory Notes totaling $22.5 million and unamortized discounts of $5.0 million and $6.3 million, respectively. As of September 30, 2013 and December 31, 2012, the Company had accrued interest on the Promissory Notes of $1.9 million and $904,000, respectively, which is included in other long-term liabilities on the condensed consolidated balance sheets. The Company was in compliance with all covenants as of September 30, 2013 and December 31, 2012.
Upon closing of the IPO in October 2013, the Promissory Notes became due and payable. Each of the holders of the Promissory Notes elected to convert their Promissory Notes into an aggregate of 1,929,309 shares of common stock, with the exception of one holder that elected to have the Company repay approximately $2.8 million of principal and accrued interest in cash. See Note 18 for further discussion.
10. Stockholders' Equity
The Company is authorized to issue both common stock and preferred stock. The total number of shares authorized to be issued is 92,723,696 consisting of 18,167,361 shares of common stock with $0.001 par value and 74,556,335 shares of preferred stock with $0.001 par value, of which 11,120,119 shares shall be designated as Series A-1 Convertible Preferred Stock (Series A-1), 18,097,848 shares shall be designated as Series A-2 Convertible Preferred Stock (Series A-2), 14,838,368 shares shall be designated Series B Convertible Preferred Stock (Series B) and 30,500,000 shares shall be designated as redeemable Series C Convertible Preferred Stock (Series C).
The classes of the Company’s stock have the following characteristics:
(a) Voting Rights
The holders of the Series A-1, Series A-2, Series B and Series C preferred stock are entitled to vote, together with the holders of common stock, on all matters submitted to stockholders for a vote. Each Seies A-1, Series A-2, Series B and Series C preferred stockholder is entitled to the number of votes equal to the number of shares of common stock into which each share of preferred stock is convertible at the time of such vote.
(b) Conversion Rights
The holders of the Company’s Series A-1, Series A-2, Series B and Series C preferred stock have the right to convert their shares into a number of fully paid and nonassessable shares of common stock as determined by dividing the respective Series A-1, Series A-2, Series B and Series C preferred stock original issue price by the conversion price in effect at the time. The initial conversion price of the Series A-1, Series A-2, Series B and Series C preferred stock was $6.0028, $1.1732, $6.3686 and $7.864, respectively, and is subject to adjustment in accordance with anti-dilution provisions provided for in the Company’s Certificate of Incorporation. Conversion is automatic immediately upon the closing of a firm commitment underwritten public offering in which the public offering price equals or exceeds $23.63 per share (adjusted to reflect subsequent stock dividends, stock splits or recapitalizations), and the aggregate gross proceeds raised is at least $50,000,000. In addition, the Series A and Series B preferred stock will automatically convert to common stock upon the election of not less than 66.67% of the then outstanding Series A and B preferred stockholders, voting together as a single class. The Series C preferred stock will automatically convert to common stock upon the written consent or agreement of not less than 66.67% of the then outstanding preferred stockholders of Series C.
The outstanding shares of convertible preferred stock and redeemable convertible preferred stock were converted on a 6.75-to-one basis into shares of common stock concurrent with the closing of the IPO. All of the outstanding shares of Series A-1, Series A-2, Series B and Series C preferred stock converted into 10,977,667 shares of common stock. Following the closing of the IPO, there were no shares of preferred stock outstanding. See Note 18 for further discussion of the IPO.
With the proceeds of the IPO, the Company paid its Series C Stockholders an aggregate of $17.5 million in exchange for agreeing to vote in favor of the conversion of the Series C preferred stock to common stock with the closing of the IPO.
(c) Dividend Rights
The holders of all of the classes of the Company’s stock are entitled to receive dividends when and if declared by the Company’s Board of Directors. The holders of preferred stock shall receive noncumulative dividends prior to and in preference to any declaration or payment of any dividend on the common stock or any other class of capital stock ranking junior to the preferred stock as to dividends.

(d) Liquidation Rights
In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the assets of the Company will be distributed to each holder of Series C preferred stock in an amount equal to $7.864 per share (subject to adjustment upon the occurrence of certain events in the future) plus an amount equal to all accrued or declared but unpaid dividends on the Series C preferred stock. Subject to the prior payment or setting aside for payment of the amounts due to the holders of Series C preferred stock, the assets of the Company will be distributed to each holder of Series B, Series A-1 and Series A-2 preferred stock in an amount equal to $6.3686, $6.0028 and $1.1732 per share, respectively (subject to adjustment upon the occurrence of certain events in the future) plus an amount equal to all accrued or declared but unpaid dividends on the Series B and Series A preferred stock. After the payment of the distribution to the preferred stockholders discussed above, the remaining assets of the Company will be distributed ratably among the holders of the preferred stock and the common stock in proportion to the number of shares of common stock that each holder would have if such shares were converted to common stock based on the conversion rate then in effect.
(e) Redemption
Upon a request in writing by the holders of at least 66.67% of the then outstanding shares of Series C preferred stock at any time after November 21, 2014, the Company is required to redeem all Series C shares by paying an amount equal to $7.864 per share plus all accrued or declared but unpaid dividends in two semi-annual installments. Accordingly, these shares are considered contingently redeemable upon an event outside the control of the Company and have been classified outside of permanent equity on the condensed consolidated balance sheets.
(f) Protective Provisions
For as long as at least 1,000,000 shares (as adjusted to reflect stock dividends, stock splits, combinations and recapitalizations) of the Company’s preferred stock are outstanding, the Company shall not, without the approval of at least four of the preferred directors (members of the Board of Directors which own a portion of the Company’s preferred stock) then in office and the holders of at least a majority of the then outstanding shares of preferred stock, enter into certain transactions or make certain changes to its business or capital structure. Among the restrictions is the ability to effect any liquidation event, or other merger, consolidation or reorganization, declare dividends, make certain changes to or issue new classes of equity securities, mortgage or pledge or create a security interest in a material portion of the property of the Company, incur, create, assume or become liable for indebtedness exceeding $21.0 million in the aggregate, make changes to the Company’s bylaws or Certificate of Incorporation or make changes to the composition of its Board of Directors.
As long as at least 5,364,806 shares (as adjusted to reflect stock dividends, stock splits, combinations and recapitalizations) of Series C preferred shares are outstanding, the Company shall not, without first obtaining approval of a majority of the then outstanding shares of Series C preferred stock, enter into certain transactions or make changes to its business or capital structure. Among the restrictions is the ability to affect any liquidation event, merger, consolidation or reorganization, make certain changes to or issue new classes of equity securities, make changes to the Company’s bylaws or Certificate of Incorporation, or make changes to the composition of its Board of Directors.
(g) Escrow Agreement
In conjunction with the merger of Spine and Medical in 2006, Holding and the individual Medical stockholders entered into an Escrow Agreement in which the individual Medical stockholders delivered their shares to an escrow agent, and Holding delivered its stock certificates to be held in escrow. These individual Medical stockholders can convert their holdings at any time to Holding’s capital stock upon delivery of a put notice and would then be stockholders of Holding.
In addition, Holding has a right, at its sole discretion, to cause the individual Medical stockholders to exchange their shares of Medical, at any time following the delivery of a notice of an approved liquidation event of Holding to the individual Medical stockholders, for Holding’s capital stock upon delivery of a call notice. The individual Medical stockholders have the same voting and conversion rights as the other Holding stockholders and would participate in the distribution of any proceeds from a liquidation event of the Company in the same manner as Holding’s stockholders.
As there is no outcome to the Escrow Agreement other than the eventual conversion to Holding shares of capital stock and the holders of Medical equity units have all the rights and privileges reflected by their as converted Holding shares of capital stock, these shares are accounted for as if converted. Holding has continued to grant employee stock options for Medical stock. Such options are also subject to the Escrow Agreement. As such, they are treated in the same manner as Medical common stock and options that were part of the original merger agreement.
There were 536,131 and 541,937 Class A shares of Medical outstanding as of September 30, 2013 and December 31, 2012, respectively. As of September 30, 2013 and December 31, 2012, there were 3,538,557 and 3,538,557 common shares of Holding reserved for issuance under the Escrow Agreement, respectively, which includes shares outstanding and warrants to purchase Medical Class A shares. In October 2013, upon closing of the Company's IPO, each share of of Medical's Class A stock was automatically exchanged for 5.80087 shares of common stock, or an aggregate of 3,110,024 shares. See Note 18 for further discussion of the Company's IPO.
(h) Warrants
Common Stock Warrants
The 2011 Warrants issued in connection with the Loan Facility discussed in Note 9(c) have been classified as a liability in the condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012. The fair value of the warrant liability as of September 30, 2013 was calculated using the fair value of the Company's common stock at September 30, 2013 times the number of shares subject to the warrant, including an additional 46,667 shares subject to the warrant under the anti-dilution provision of the original warrant agreement, as further discussed in Note 18. The fair value of the Company's common stock as of September 30, 2013 was based upon the IPO price of $15.00 per share. See Note 18 for discussion of the IPO.
Preferred Stock Warrants
The Company had 154,506 Series C preferred stock warrants outstanding at September 30, 2013 and December 31, 2012 with a weighted average exercise price of $1.165 per share, which were issued in connection with the initial Line of Credit and are equity classified. Upon the closing of the Company's IPO in October 2013, these warrants were net exercised for 10,889 shares of common stock and 12,001 shares of common stock were surrendered to satisfy the aggregate consideration of approximately $180,000, paid in accordance with the net exercise provision of the warrant. See Note 18 for further discussion of the IPO.
11. Stock Options
(a) Stock Option Activity
A summary of the stock option activity for the Company for the nine months ended September 30, 2013 and the year ended December 31, 2012 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)	($000's)
Outstanding - December 31, 2011	726,729	$2.36
Granted	377,051	5.60
Exercised	(63,598)	2.03
Forfeited	(21,726)	3.17
Outstanding - December 31, 2012	1,018,456	3.58	7.46	$2,886
Granted (unaudited)	100,422	6.53
Exercised (unaudited)	(79,783)	2.89
Forfeited (unaudited)	(9,029)	3.46
Outstanding - September 30, 2013 (unaudited)	1,030,066	$3.92	6.83	$11,412
Vested and expected to vest:
At December 31, 2012	996,255	$3.58	7.46	$2,824
At September 30, 2013 (unaudited)	946,111	3.92	6.83	11,826
Exercisable:
At December 31, 2012	1,018,456	$3.58	7.46	$2,886
At September 30, 2013 (unaudited)	1,030,066	3.92	6.83	11,412

Spine adopted the LDR Spine USA, Inc. 2004 Stock Option/Stock Issuance Plan (the 2004 Plan). In 2006, the Company assumed the 2004 Plan. In 2007, the Company adopted the LDR Holding Corporation 2007 Stock Option/Stock Issuance Plan (the 2007 Plan). The purpose of the 2004 Plan and the 2007 Plan (collectively, the Plans) is to provide eligible persons employed by or providing services to the Company with the opportunity to acquire or increase their equity interest in the Company. During 2011, the Company increased the authorized number of shares of common stock available for issuance by 667,670 under the Plans. As of December 31, 2012, the Company has 1,559,194 shares of common stock reserved for issuance under the Plans. As of September 30, 2013 and December 31, 2012, there were and 526,395 and 617,767 shares available for grant under the Plans, respectively.

Under the 2007 Plan, incentive stock options may only be granted to Company employees and shall be issued at an exercise price not less than 100% of the fair market value of the Company’s common stock at the grant date, as determined by the Company’s Board of Directors, except for incentive stock option grants to a stockholder that owns greater than 10% of the Company’s outstanding stock or 10% of the voting power of all classes of the outstanding stock of any of our subsidiaries, in which case the exercise price per share is not less than 110% of the fair market value of the Company’s common stock at the date of grant. Nonstatutory stock options may be granted to Company employees, members of the Board of Directors and consultants at an exercise price determined by the Board of Directors. Options granted under the Plans are vested no later than ten years from the date of grant. At the time of grant, the Company’s Board of Directors determines the exercise price and vesting schedule. Generally, 25% of each option is vested one year from the vesting commencement date, as defined in the option agreement, and then the option vests ratably over each of the next 36 months. Under the Plans, stock options may be exercised before they became fully vested. In the event of termination of service, shares issued from the exercise of unvested stock options are subject to repurchase by the Company at the original purchase price until they vest. The shares subject to each option outstanding shall automatically become vested shares upon a change in ownership or control of the Company. Each such option shall, immediately prior to the consummation of a change in control, become exercisable for all of the shares of common stock at that time subject to that option.
Included in the above table as of September 30, 2013 and December 31, 2012, are options to purchase 170,485 and 170,125 shares, respectively, of Holdings common stock, which relate to options held by Medical employees to purchase Medical Class A common stock. Those options are subject to the Escrow Agreement (Note 10). As such, when exercised, the Medical common stock become subject to the Escrow Agreement, under which the Medical shares will be converted to Company common stock upon certain future events, as defined in the Escrow Agreement. As the shares subject to the Escrow Agreement are accounted for as if converted, these instruments are valued using the same assumptions as are other Company stock options and have been included within the roll forward of Company stock options above.
In addition to the Medical options noted above, as of September 30, 2013 and December 31, 2012, there were other awards outstanding to purchase 224,726 shares of Holdings common stock, which relate to awards held by Medical employees to purchase Medical Class A common stock that were issued prior to the merger of Spine and Medical in 2006 and are also subject to the Escrow Agreement (note 10). Also, as of September 30, 2013 and December 31, 2012, there were 19,531 shares of Holdings common stock issuable upon exercise of options issued outside the Plans at an exercise price of $1.69 per share.
Performance Share Awards
In March 2013, the Company awarded options for the purchase of 81,841 shares of performance awards under the 2007 Plan. These awards vest on December 31, 2013 if certain performance goals are achieved. The Company estimated that approximately 30% of the performance awards will vest based on the achievement of the performance goals as of September 30, 2013. During the three and nine months ended September 30, 2013, the Company recognized $208,000 and $233,000, respectively, in compensation expense related to the performance share awards.
(b) Accounting for Stock-Based Compensation
The Company uses the Black-Scholes option pricing model in valuing its stock options. The Black-Scholes model requires estimates regarding dividend yield, volatility, risk-free rate of return, estimated forfeitures during the service period and the expected term of the award.
The expected dividend yield assumption is based on the Company’s expectation of future dividend payouts. The volatility assumption is based on the historical volatilities of comparable public companies. The risk free rate of return assumption is based upon observed interest rates appropriate for the expected term of stock options. The expected term is derived using the simplified method and represents the weighted average period that the stock options are expected to remain outstanding.
The fair value of stock option grants has been estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Nine Months Ended September 30,
	2013	2012
	Unaudited
Expected dividend yield	—%	—%
Volatility	52.16	54.49
Risk-free rate of return	0.15	0.50
Forfeiture rate	7.90	4.30
Expected life	6 years	6 years

The weighted average grant date fair value per share for options granted during the nine months ended September 30, 2013 and 2012 was $3.42 and $2.72, respectively.
The Company’s stock-based compensation expense for the three and nine months ended September 30, 2013 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	Unaudited
Research and development	$23	$16	$51	$29
Sales and marketing	255	38	334	145
General and administrative	72	23	113	40
Total	$350	$77	$498	$214

The total intrinsic value of options exercised during the nine months ended September 30, 2013 and the year ended December 31, 2012 was approximately $966,060 and $188,000, respectively. The unrecognized compensation expense related to unvested options granted under the Plans was $782,000 at September 30, 2013 and $1.1 million at December 31, 2012, which is expected to be recognized over a period of approximately 4 years.
12. Retirement Savings Plans
(a) U.S.-Based Employees
The Company maintains an employee savings and retirement plan (the 401(k) Plan) covering all of its employees. The 401(k) Plan permits but does not require matching contributions by the Company on behalf of participants. The Company has not made matching contributions in any of the periods presented in these financial statements.
(b) France-Based Employees
The Company provides retirement indemnities for employees located in France commensurate with other similar companies in that region. Accruals for these employee retirement obligations amounted to $176,000 and $172,000 at September 30, 2013 and December 31, 2012, respectively. Expenses related to these programs were not material in the periods presented.
13. Related Party Transactions
In 2007, the Company made a loan to an officer of $200,000, with a maturity date of February 2014. Interest accrued at a rate of 6% per annum. The original terms called for interest only payments due quarterly over the term of the note; however, the Board of Directors subsequently deferred interest payments until the maturity date. The balance of the loan, including accrued interest, was $0 and $270,000 at September 30, 2013 and December 31, 2012, respectively.
In February 2013, the Company made a loan to an officer for $54,000 in connection with the exercise of 22,222 stock options. Interest accrued at a rate of 2.5% per annum with unpaid principal and interest due on August 5, 2014. The loan was secured by 22,222 shares of the Company’s common stock that are held by the officer. The balance of the loan, including accrued interest, was $0 at September 2013.
The Company recognized $2,000 and $3,000 in related party interest income during the three months ended September 2013 and 2012, respectively and $8,000 and $9,000 during the nine months ended September 30, 2013 and 2012, respectively.
14. Income Taxes
The provision for income taxes for the three and nine months ended September 30, 2013 and 2012 includes both domestic and foreign income taxes at applicable statutory rates adjusted for non-deductible expenses and other permanent differences. For the three and nine months ended September 30, 2013, income tax expense was $303,000 and $971,000, respectively, resulting in an effective tax rate of (3.9)% and (8.2)%, respectively. For the three and nine months ended September 30, 2012, income tax expense was$234,000 and $703,000, resulting in an effective tax rate of (8.3)% and (10.7)%, respectively. The effective tax rate differs from the statutory rate due to non-deductible expenses, valuation allowance increases and foreign tax rate differentials.
Earnings occurring outside the U.S. are deemed to be indefinitely reinvested outside of the U.S. to support our foreign operations. As a result, we continue to accumulate earnings overseas for investment in our business outside the U.S. and to use cash generated from U.S. operations and short- and long-term borrowings to meet our U.S. cash needs. Should we require more capital in the U.S. than is generated by our domestic operations, we could elect to repatriate earnings from our non-U.S. subsidiaries or raise additional capital in the U.S. through debt or equity issuances. These alternatives could result in higher effective tax rates, increased interest expense, or other dilution of our earnings. The Company has not estimated the deferred tax liabilities associated with our permanently reinvested earnings as it is impractical to do so.
15. Net Loss Per Share
As further discussed in note 2, the Company computes net loss per share using a methodology that gives effect to the impact of outstanding participating securities (the two-class method). As there were net losses recognized during the periods presented, there was no income allocation required under the two-class method or dilution attributed to the weighted average shares outstanding in the calculation of diluted loss per share.
Net loss per share for the three and nine months ended September 30, 2013 and 2012 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator
Net loss attributable to common stockholders	$(7,984)	$(3,050)	$(12,830)	$(7,275)
Denominator
Weighted average shares outstanding - basic	4,755	4,617	4,722	4,611
Dilutive effect of preferred stock, warrant options and convertible debt	—	—	—	—
Weighted average shares outstanding - diluted	4,755	4,617	4,722	4,611
Net loss per common share - basic and diluted	$(1.68)	$(0.66)	$(2.72)	$(1.58)
Potentially dilutive securities (1)
Redeemable convertible preferred stock	4,451	4,451	4,451	4,451
Convertible preferred stock	6,527	6,527	6,527	6,527
Common stock warrants	604	604	604	604
Preferred stock warrants	23	23	23	23
Stock options	1,030	994	1,030	994
Medical common stock warrants	225	225	225	225
Convertible debt (2)	1,929	1,929	1,929	1,929
__________

(1)	The impact of potentially dilutive securities on earnings per share is anti-dilutive in a period of net loss.

(2)	Potentially dilutive securities includes the number of shares issued upon the conversion of the convertible notes upon the Company's IPO in October 2013. See Note 18 for further discussion.
16. Commitments and Contingencies
(a) Lease Commitments
The Company leases office space, equipment and vehicles under noncancelable operating leases which expire by 2019. Certain of these leases contain rent holidays and scheduled rent increases which are included in the Company’s rent expense and recognized on a straight-line basis. Total rent expense under these operating leases was $644,000 and $455,000 for the three months ended September 30, 2013 and 2012, respectively and $1,746,000 and $1,388,000 for the nine months ended September 30, 2013 and 2012, respectively.
(b) Government Grants
The Company receives grants from the French government to pursue research and development of its French products. These grants are refundable when and if the products become technologically feasible. The Company has recorded grants received of $954,000 and $933,000 in accrued expenses in the condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012, respectively. There are potential contingent gains on grants recorded as liabilities related to products that will not be viable.

(c) Litigation
From time to time, the Company may be involved in litigation relating to claims arising out of its ordinary course of business. Management believes that there are no claims or actions pending or threatened against the Company, the ultimate disposition of which would have a material impact on the Company’s financial position, results of operations or cash flows other than the aforementioned lawsuit.
17. Segment and Geographic Information
Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company globally manages the business within one reportable segment. Segment information is consistent with how management reviews the business, makes investing and resource allocation decisions and assesses operating performance. The Company’s products are principally sold in the United States and France.
The following table represents total sales by geographic area, based on the location of the customer (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	Unaudited		Unaudited
United States	$20,062	$15,454	$57,459	$46,701
France	2,341	1,763	8,218	6,873
Other Countries (1)	4,792	3,731	13,939	12,378
Total	$27,195	$20,948	$79,616	$65,952
__________

(1)	No additional locations are individually significant.
The Company classifies its products into two categories: exclusive technology and traditional fusion products. The following table represents total sales by product category (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	Unaudited		Unaudited
Exclusive technology products	$22,923	$16,767	$65,372	$52,150
Traditional fusion products	4,272	4,181	14,244	13,802
Total	$27,195	$20,948	$79,616	$65,952

The following table represents long-lived assets by geographic area (in thousands):

	September 30, 2013	December 31, 2012
	Unaudited
United States	$7,107	$6,020
France	4,010	4,700
Other Countries (1)	1,144	1,576
Total	$12,261	$12,296
__________

(1)	No additional locations are individually significant.

18. Subsequent Events
Initial Public Offering
On October 15, 2013, the Company completed its IPO of 5,750,000 shares of common stock at a price of $15.00 per share including 750,000 shares sold to underwriters for the exercise of their over-allotment option to purchase additional shares. The IPO generated net proceeds of approximately $77.2 million, after deducting underwriting discounts and expenses of approximately $9.0 million. These expenses will be recorded against the proceeds received from the IPO.
The outstanding shares of convertible preferred stock and redeemable convertible preferred stock were converted on a 6.75-to-one basis into shares of common stock concurrent with the closing of the IPO. All of the outstanding shares of Series A-1, Series A-2, Series B and Series C preferred stock converted into 10,977,667 shares of common stock. Following the closing of the IPO, there were no shares of preferred stock outstanding.
With the proceeds of the IPO, the Company paid its Series C stockholders an aggregate of approximately $17.5 million in exchange for agreeing to vote in favor of the conversion of the Series C preferred stock to common stock with the closing of the IPO.
In October 2013, in connection with the closing of the IPO of the Company, the Company issued (1) an aggregate of 1,929,309 shares of its common stock, pursuant to the conversion of the Company’s Promissory Notes (as defined below) into common stock, (2) an aggregate of 3,110,024 shares of common stock in connection with the exchange of Class A shares of capital stock of Medical into shares of the Company's common stock pursuant to the second amended and restated put-call agreement (the Put-Call Agreement) between the Company, Medical and Medical’s shareholders and warrantholders (as described below), and (3) 10,889 shares of common stock pursuant to the exercise of a warrant (as described below).
Pursuant to the terms of the Put-Call Agreement, upon the closing of the Company’s IPO, each share of Medical’s Class A Stock (excluding outstanding warrants to purchase Medical’s Class A Stock) was automatically exchanged for 5.80087 shares of the Company's common stock.
In April 2012 and May 2012, the Company and Medical issued and sold an aggregate of approximately $15.0 million of 6.0% subordinated secured convertible promissory notes (Promissory Notes), as further described in Note 9. Upon the closing of the Company’s IPO, the Promissory Notes became due and payable. At each holder’s option, a holder was entitled to receive either (i) an amount of cash equal to one and one-half times all unpaid principal and accrued but unpaid interest on such holder’s Promissory Notes or (ii) a number of shares of common stock equal to (a) the unpaid principal and accrued but unpaid interest on such holder’s Promissory Notes, divided by (b) $7.50, which is equal to 50% of the price per share of common stock sold in the Company’s initial public offering. With the exception of one holder that elected to have the Company repay approximately $2.8 million of principal and accrued interest in cash, each of the holders of Promissory Notes elected to convert their Promissory Notes into shares of common stock upon the closing of the IPO.
In connection with the Line of Credit, the Company issued warrants to purchase an aggregate of 154,506 shares of Series C Preferred Stock as discussed in Note 8. Upon the closing of the IPO, these warrants were net exercised for 10,889 shares of common stock and 12,001 shares of common stock were surrendered to satisfy the aggregate consideration of approximately $180,000, paid in accordance with the net exercise provision of the warrant.
In October 2013, the Company paid approximately $10.0 million to discharge all outstanding indebtedness under the Loan Facility described in Note 9. In connection with the Loan Facility, the Company issued warrants for 604,002 shares of common stock as described in Note 9. Upon the conversion of the Promissory Notes to shares of common stock, the anti-dilution provision of the warrants resulted in the number of shares subject to the warrant increasing by 46,667.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with LDR Holding Corporation’s (together with its subsidiaries, “we”,”us”, and “our”) condensed consolidated financial statements and notes thereto included elsewhere in this document. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. See “Special Note Regarding Forward-Looking Statements” for further information regarding forward-looking statements.
Special Note Regarding Forward-Looking Statements
This quarterly report on Form 10-Q contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. The statements contained in this quarterly report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. You can identify these statements by words such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “seeks,” “should,” “will,” or “would” or the negative of these terms or similar expressions. These statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. All of our forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from our expectations. Factors that may cause such differences include, but are not limited to, the risks described under “Risk Factors” in this Form 10-Q and those discussed in other documents we file with the SEC.
Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this quarterly report on Form 10-Q. You should read this quarterly report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited interim condensed consolidated financial statements and related notes included elsewhere in this quarterly report on Form 10-Q and in our other SEC filings, including the audited consolidated financial statements included in our prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on October 9, 2013, related to our IPO.
Overview
We are a global medical device company focused on designing and commercializing novel and proprietary surgical technologies for the treatment of patients suffering from spine disorders. Our primary products are based on our VerteBRIDGE fusion and Mobi non-fusion platforms, both of which are designed for applications in the cervical and lumbar spine. We believe our VerteBRIDGE and Mobi platforms enable products that are less invasive, provide greater intra-operative flexibility, offer simplified surgical techniques and promote improved clinical outcomes for patients as compared to existing alternatives.
Our revenue is generated from sales to two types of customers: hospitals and stocking distributors. Revenue from sales to hospitals is recognized when we are notified the product has been used or implanted and a valid purchase order has been received. Product sales to hospitals are billed to and paid by the hospital as part of their normal payment processes with payment received by us in the form of an electronic transfer, check or credit card. Revenue from our stocking distributors is generally recognized at the time the product is shipped to the distributor. Product sales to stocking distributors are billed to and paid by the distributor as part of their normal payment processes with payment received by us in the form of an electronic transfer.
Our VerteBRIDGE and Mobi platform products are used in the fastest growing segments of the global spine implant market, including the lumbar fusion segment, the cervical fusion segment and the motion preservation segment. In August 2013, we received approval from the U.S. Food and Drug Administration, or FDA, for the Mobi-C cervical replacement device, the first and only cervical disc replacement device to receive FDA approval to treat both one-level and two-level cervical disc disease. We expect sales of Mobi-C in the United States to account for a significant portion of our expected increase in total revenue, primarily in 2014 and beyond. We expect that sales of Mobi-C in the United States will result in increases to our sales and marketing expenses as we increase our manufacturing and sales capabilities to handle the expected increase in demand for Mobi-C. In the event that demand for Mobi-C in the United States is not at the levels we anticipate, this would delay the anticipated increase in our total revenue and would cause us to defer related increases in sales and marketing expenses, although certain sales and marketing expenses related to training surgeons, seeking hospital approvals and pursuing third-party payor coverage and reimbursement would still be incurred. In addition, we anticipate that sales of our VerteBRIDGE products will continue to increase due to continued market penetration in key global markets.

Components of our Results of Operations
Revenue
We generate revenue from the sales of implants designed around our proprietary VerteBRIDGE fusion and Mobi non-fusion platform technologies. In addition, we market numerous traditional fusion implants so that combined we can offer to spine surgeons comprehensive spine surgical solutions. We sell our implants primarily to hospitals, for use by spine surgeons to treat spine disorders. We expect to increase revenue by establishing Mobi-C as a standard of care for cervical disc disease, leveraging our VerteBRIDGE platform and broadening our portfolio of products to further penetrate the fastest growing segments of the global spine implant market. We also expect to increase our revenue by expanding our geographic presence in the United States and other countries.
Cost of Goods Sold
We rely on third-party suppliers to manufacture our products. Our cost of goods sold primarily consist of costs of products purchased from our third-party suppliers, excess and obsolete inventory charges, royalties, shipping, inspection and related costs incurred in making our products available for sale or use. We expect our cost of goods sold to continue to increase in absolute dollars due primarily to increased sales volume.
Research and Development Expenses
Our research and development expenses primarily consist of engineering, product development, clinical and regulatory expenses, consulting services, outside prototyping services, outside research activities, materials, depreciation and other costs associated with development of our products. Research and development expenses also include related personnel and consultants’ compensation and stock-based compensation expense. We expense research and development costs as they are incurred. We expect research and development expense to continue to increase in absolute dollars as we develop new products to expand our product pipeline, add research and development personnel and undergo clinical activities, including clinical studies to gain additional regulatory clearances.
Sales and Marketing Expenses
Sales and marketing expenses primarily consist of salaries, benefits and other related costs, including stock-based compensation, for personnel employed in sales, marketing, medical education and training departments. In addition, our sales and marketing expenses include commissions and bonuses, generally based on a percentage of sales, to our sales managers, independent sales agencies and direct sales representatives. We provide our implants in kits that consist of a range of implant sizes and include a separate instrument set necessary to complete the surgical procedure. We generally consign our instrument sets to our sales organization or our hospital customers that purchase the implants used in spine surgery. Our sales and marketing expenses include depreciation of these instrument sets. We expect our sales and marketing expenses to continue to increase in absolute dollars with the commercialization of our current and pipeline products and continued investment in our global sales organization, including broadening our relationships with independent sales agencies, expanding exclusivity commitments among our independent sales agencies and international distributors and increasing the number of our direct sales representatives.
General and Administrative Expenses
General and administrative expenses primarily consist of salaries, benefits and other related costs, including stock-based compensation, for personnel employed in finance, legal, compliance, administrative, information technology and human resource departments. General and administrative expenses include facility costs and the 2.3% excise tax on the sale of medical devices in the United States that came into effect on January 1, 2013. General and administrative expenses also include legal expenses related to the development and protection of our intellectual property portfolio. We expect our general and administrative expenses to continue to increase in absolute dollars as we hire additional personnel to support the growth of our business and U.S. medical device excise taxes to increase as our sales volumes increase in the United States. Additionally, we expect to incur increased expenses as a result of being a public company.

Income Tax Expense
We are taxed at the rates applicable within each jurisdiction in which we operate, primarily in the United States, France and Brazil. The composite income tax rate, tax provisions, deferred tax assets and deferred tax liabilities will vary according to the jurisdiction in which profits arise. Tax laws are complex and subject to different interpretations by management and the respective governmental taxing authorities, and require us to exercise judgment in determining our income tax provision, our deferred tax assets and liabilities and the valuation allowance recorded against our net deferred tax assets. Deferred tax assets and liabilities are determined using the enacted tax rates in effect for the years in which those tax assets are expected to be realized. A valuation allowance is established when it is more likely than not that the future realization of all or some of the deferred tax assets will not be achieved. We have recorded a full valuation allowance on our net deferred tax assets in the United States as of September 30, 2013 and December 31, 2012 due to uncertainties related to our ability to utilize our deferred tax assets in the foreseeable future.

Results of Operations
The following table sets forth, for the periods indicated, our unaudited results of operations and our unaudited results of operations as a percentage of revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	(in thousands)		(in thousands)		(in thousands)		(in thousands)
Revenue	$27,195	100%	$20,948	100%	$79,616	100%	$65,952	100%
Cost of goods sold	4,093	15	3,577	17	12,561	16	10,709	16
Gross profit	23,102	85	17,371	83	67,055	84	55,243	84
Operating expenses:
Research and development	2,473	9	2,252	11	7,215	9	8,537	13
Sales and marketing	16,810	62	12,440	59	47,761	60	37,478	57
General and administrative	4,725	17	3,443	16	13,498	17	10,682	16
Total operating expenses	24,008	88	18,135	87	68,474	86	56,697	86
Operating income (loss)	(906)	(3)	(764)	(4)	(1,419)	(2)	(1,454)	(2)
Total other income (expense), net	(6,775)	(25)	(2,052)	(10)	(10,440)	(13)	(5,118)	(8)
Loss before income taxes	(7,681)	(28)	(2,816)	(13)	(11,859)	(15)	(6,572)	(10)
Income tax expense	(303)	(1)	(234)	(1)	(971)	(1)	(703)	(1)
Net loss	$(7,984)	(29)%	$(3,050)	(15)%	$(12,830)	(16)%	$(7,275)	(11)%

Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012
Revenue
The following table sets forth, for the periods indicated, our revenue by product category and geography expressed as dollar amounts and the changes in revenue between the specified periods expressed in dollar amounts and as percentages:

	Three Months Ended September 30,		Change 2013/2012
	2013	2012	$	%
Exclusive technology products	$22,923	$16,767	$6,156	37%
Traditional fusion products	4,272	4,181	91	2
Total revenue	$27,195	$20,948	$6,247	30%

	Three Months Ended September 30,		Change 2013/2012
	2013	2012	$	%
United States	$20,062	$15,454	$4,608	30%
International	7,133	5,494	1,639	30
Total revenue	$27,195	$20,948	$6,247	30%

The increase in total revenue in the three months ended September 30, 2013 compared to the three months ended September 30, 2012 was primarily driven by an increase in revenue from our exclusive technology products in the United States, including sales of our Avenue L product, which was launched in September 2012, and increased penetration in existing markets through the expansion of our network of independent sales agencies and direct sales representatives. Revenue growth from our exclusive technology products was driven by a 27% increase in revenue from our exclusive cervical products and by a 57% increase in revenue from our exclusive lumbar products. Sales of our exclusive cervical and lumbar products represented 63% and 37% of total exclusive technology revenue, respectively, for the three months ended September 30, 2013.
International revenue increased as a result of increased market penetration in existing territories as well as a $0.6 million increase due to changes in the U.S. dollar exchange rate of foreign currencies in which we operate.
Cost of Goods Sold
Cost of goods sold was $4.1 million in the three months ended September 30, 2013 compared to $3.6 million in the three months ended September 30, 2012, an increase of $0.5 million or 14%. The increase was primarily due to an increase in sales volume.
Research and Development Expenses
Research and development expenses were $2.5 million in the three months ended September 30, 2013 compared to $2.3 million in the three months ended September 30, 2012, an increase of $0.2 million or 10%. The increase was primarily due to our continued investment in research and development, including an increase of $0.2 million associated with salaries and benefits of additional research and development personnel.
Sales and Marketing Expenses
Sales and marketing expenses were $16.8 million in the three months ended September 30, 2013 compared to $12.4 million in the three months ended September 30, 2012, an increase of $4.4 million or 35%. The increase was primarily due to a $1.7 million increase in commissions as a result of the increase in sales volume, a $1.3 million increase in compensation costs associated with our investments in our sales organization, including hiring of additional direct sales management and marketing personnel, a $1.1 million increase in medical training workshops and product launch initiatives, a $0.1 million increase in depreciation expense associated with the increase in the deployment of instruments sets and a $0.1 million increase in other sales and marketing related expenses, including travel and entertainment and other costs.
General and Administrative Expenses
General and administrative expenses were $4.7 million in the three months ended September 30, 2013 compared to $3.4 million in the three months ended September 30, 2012, an increase of $1.3 million or 37%. The increase was primarily due to a $1.0 million increase in employee salaries and benefits associated with the increase in general and administrative personnel, a $0.2 million increase associated with the medical device excise tax in the United States and a $0.2 million increase in rent expense associated with our office expansion. The increase was partially offset by a $0.2 million decrease in product liability insurance associated with our new policy that went into effect on January 1, 2013.
Total Other Income (Expense), net
Total other income (expense), net of $(6.8) million in the three months ended September 30, 2013 primarily consisted of $1.5 million in interest expense associated with our long-term debt, a $4.7 million increase in the fair value of our warrant liability, and a $0.5 million loss due to the effect of changes in foreign exchange rates on payables and receivables held in currencies other than their functional (local) currency. Total other income (expense), net of $(2.1) million in the three months ended September 30, 2012 primarily consisted of $1.4 million in interest expense associated with our long-term debt, a $0.2 million increase in the fair value of our warrant liability and a $0.4 million loss due to the effect of changes in foreign exchange rates on payables and receivables held in currencies other than their functional (local) currency.

Income Tax Expense
Income tax expense was $0.3 million in the three months ended September 30, 2013 compared to $0.2 million in the three months ended September 30, 2012. Our effective tax rate calculated as a percentage of income before income taxes was (3.9)% for the three months ended September 30, 2013 and (8.3)% for the three months ended September 30, 2012. The change in the effective tax rate was a result of the increase in our overall loss position.
Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012
Revenue
The following table sets forth, for the periods indicated, our revenue by product category and geography expressed as dollar amounts and the changes in revenue between the specified periods expressed in dollar amounts and as percentages:

	Nine Months Ended September 30,		Change 2013/2012
	2013	2012	$	%
Exclusive technology products	$65,372	$52,150	$13,222	25%
Traditional fusion products	14,244	13,802	442	3
Total revenue	$79,616	$65,952	$13,664	21%

	Nine Months Ended September 30,		Change 2013/2012
	2013	2012	$	%
United States	$57,459	$46,701	$10,758	23%
International	22,157	19,251	2,906	15
Total revenue	$79,616	$65,952	$13,664	21%

The increase in total revenue in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 was primarily driven by an increase in revenue from our exclusive technology products in the United States, including sales of our Avenue L product, which was launched in September 2012, and increased penetration in existing markets through the expansion of our network of independent sales agencies and direct sales representatives. Revenue growth from our exclusive technology products was driven by a 18% increase in revenue from our exclusive cervical products and by a 41% increase in revenue from our exclusive lumbar products. Sales of our exclusive cervical and lumbar products represented 64% and 36% of total exclusive technology revenue, respectively, for the nine months ended September 30, 2013.
International revenue increased as a result of increased market penetration in existing territories as well as expansion into one new sales territory. The increase also reflects the impact of a $0.3 million decrease due to changes in the U.S. dollar exchange rate of foreign currencies in which we operate.
Cost of Goods Sold
Cost of goods sold was $12.6 million in the nine months ended September 30, 2013 compared to $10.7 million in the nine months ended September 30, 2012, an increase of $1.9 million or 17%. The increase was primarily due to an increase in sales volume.
Research and Development Expenses
Research and development expenses were $7.2 million in the nine months ended September 30, 2013 compared to $8.5 million in the nine months ended September 30, 2012, a decrease of $1.3 million or 15%. The decrease was primarily due to a $2.1 million reduction in costs associated with our FDA pivotal clinical trial for Mobi-C. The decrease was partially offset by our continued investment in research and development, including an increase of $0.7 million associated with salaries and benefits of additional research and development personnel.

Sales and Marketing Expenses
Sales and marketing expenses were $47.8 million in the nine months ended September 30, 2013 compared to $37.5 million in the nine months ended September 30, 2012, an increase of $10.3 million or 27%. The increase was primarily due to a $4.3 million increase in commissions as a result of the increase in sales volume, a $3.1 million increase in compensation costs associated with our investments in our sales organization, including hiring of additional direct sales management and marketing personnel, a $1.9 million increase in medical training workshops and product launch initiatives, a $0.5 million increase in depreciation expense associated with the increase in the deployment of instruments sets and cases and a $0.4 million increase in other sales and marketing related expenses, including travel and entertainment and other costs.
General and Administrative Expenses
General and administrative expenses were $13.5 million in the nine months ended September 30, 2013 compared to $10.7 million in the nine months ended September 30, 2012, an increase of $2.8 million or 26%. The increase was primarily due to a $2.3 million increase in employee salaries and benefits associated with the increase in general and administrative personnel, a $0.5 million increase in tax associated with the medical device excise tax in the United States and a $0.3 million increase in rent expense associated with our office expansion. The increase was partially offset by a $0.5 million decrease in product liability insurance associated with our new policy that went into effect on January 1, 2013.
Total Other Income (Expense), net
Total other income (expense), net of $(10.4) million in the nine months ended September 30, 2013 primarily consisted of $4.4 million in interest expense associated with our long-term debt, a $5.6 million increase in the fair value of our warrant liability and a $0.5 million loss due to the effect of changes in foreign exchange rates on payables and receivables held in currencies other than their functional (local) currency. Total other income (expense), net of $(5.1) million in the nine months ended September 30, 2012 primarily consisted of $3.2 million in interest expense associated with our long-term debt, a $1.5 million increase in the fair value of our warrant liability and a $0.5 million loss due to the effect of changes in foreign exchange rates on payables and receivables held in currencies other than their functional (local) currency.
Income Tax Expense
Income tax expense was $1.0 million in the nine months ended September 30, 2013 compared to $0.7 million in the nine months ended September 30, 2012. Our effective tax rate calculated as a percentage of income before income taxes was (8.2)% for the nine months ended September 30, 2013 and (10.7)% for the nine months ended September 30, 2012. The change in the effective tax rate was a result of the increase in our overall loss position.
Liquidity and Capital Resources
Since our inception in 2000, we have incurred significant losses, and as of September 30, 2013, we had an accumulated deficit of $68.7 million. We have not yet achieved profitability, and anticipate that we will continue to incur losses in the near term. We expect that research and development, sales and marketing and general and administrative expenses will continue to grow, and, as a result, we will need to generate significant revenues to achieve profitability. To date, we have funded our operations primarily with proceeds from the sale of preferred stock, various credit facilities, a convertible debt issuance and cash flow from operations. Gross proceeds from our preferred stock sales total $62.6 million to date. As of September 30, 2013, we had outstanding indebtedness of $53.2 million, net of $5.2 million of unamortized discounts, working capital of $10.3 million and cash and cash equivalents of $11.6 million, including $4.3 million of cash and cash equivalents held by our non-U.S. subsidiaries. If these funds are repatriated to the United States or used for U.S. operations, they may be subject to U.S. tax.
In October 2013, we completed our initial public offering which generated net proceeds of approximately $77.2 million, after deducting underwriting discounts and expenses of approximately $9.0 million. With the proceeds of the IPO, we (i) paid approximately $10.0 million under our loan facility with Escalate, (ii) paid approximately $17.5 million to satisfy obligations to the holders of our Series C preferred stock under the Series C Voting Agreement in which such holders agreed to vote all of their shares of preferred stock in favor of the conversion of preferred stock to common stock in connection with our initial public offering, and (iii) repaid approximately $2.8 million for the portion of the Company's convertible notes that were not converted into shares of our common stock upon the consummation of our initial public offering.
We believe that our existing cash and cash equivalents will be sufficient to fund our operations and satisfy our current cash requirements for at least the next 12 months. From time to time, we may explore additional financing sources to meet our working capital requirements, make continued investment in research and development and make capital expenditure needed for us to maintain and expand our business. We may not be able to obtain additional financing on terms favorable to us, if at all. It is also possible that we may allocate significant amounts of capital toward solutions or technologies for which market demand is lower than anticipated and, as a result, abandon such efforts. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, or if we expend capital on projects that are not successful, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, or we may even have to scale back our operations. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock.

The following table summarizes, for the periods indicated, cash flows from operating, investing and financing activities (in thousands):

	Nine Months Ended September 30,
	2013	2012
Net cash used in operating activities	$(3,572)	$(4,725)
Net cash used in investing activities	(2,934)	(4,705)
Net cash provided (used in) by financing activities	(1,106)	13,851
Effect of exchange rate on cash	109	(184)
Net change in cash and cash equivalents	$(7,503)	$4,237
Cash Used in Operating Activities
Net cash used in operating activities was $3.6 million in the nine months ended September 30, 2013, compared to $4.7 million in the nine months ended September 30, 2012 a decrease of $1.2 million. The decrease in net cash used in operating activities was primarily attributable to a $2.2 million increase in prepaid expenses and other current assets, an $2.0 million decrease in the net change in accounts payable and accrued liabilities, an $1.0 million decrease in the change in restricted cash and a $5.5 million net increase in non-cash charges, which includes depreciation of surgical instruments and cases, provision for excess and obsolete inventories, non-cash interest expense and changes in fair value of common stock warrants. The decrease was partially offset by a $5.6 million increase in net loss and a $4.0 million increase in the change in inventory.
Cash Used in Investing Activities
Net cash used in investing activities was $2.9 million in the nine months ended September 30, 2013 compared to $4.7 million in the nine months ended September 30, 2012, a decrease of $1.8 million. The decrease in net cash used in investing activities was primarily attributable to a $1.6 million decrease in purchases of instruments and cases during the nine months ended September 30, 2013.
Cash Provided by (Used in) Financing Activities
Net cash used in financing activities was $1.1 million in the nine months ended September 30, 2013 compared to cash provided by financing activities of $13.9 million in the nine months ended September 30, 2012, a decrease of $15.0 million. The decrease was primarily attributable to a $15.0 million decrease in proceeds from long-term debt and a $2.8 million decrease in borrowings under our line of credit, offset by a $3.1 million decrease in payments on long-term debt and capital leases and a $0.5 million increase in net borrowings under our short-term financing agreements.
Indebtedness
We are party to an amended loan agreement with Comerica Bank under which we may make periodic borrowings of up to $19.0 million under a revolving line of credit. Any outstanding balance under the Comerica loan agreement will mature on April 25, 2014. Borrowings under the line of credit bear interest at Comerica’s prime rate plus 2.0%, which was 5.25% at September 30, 2013. The Comerica loan agreement contains various restrictive covenants, including the requirements that we maintain a minimum cash balance at Comerica of $2.0 million and a minimum net worth of $12.5 million. The restrictive covenants also include limitations on our ability to pay dividends, to enter into a merger or acquisition and the amount of capital expenditures we may make in any given fiscal year. As of September 30, 2013, we were in compliance will all covenants under our loan agreement. As of September 30, 2013, we had $18.2 million in borrowings outstanding under the revolving line of credit.
We are also party to an amended loan facility with Escalate Capital Partners, or the Escalate loan facility, under which we had outstanding borrowings of $10.0 million as of September 30, 2013. Borrowings under the loan facility bear interest at an effective rate of 13.2%. We are currently permitted to make interest-only payments on the outstanding borrowings until January 31, 2014, at which time principal payments will commence. The entire outstanding principal balance and any accrued and unpaid interest under the Escalate loan facility is due and payable on the earliest to occur of (i) December 31, 2015, (ii) the occurrence of an event of default or (iii) a change in control, including a public offering. The loan facility contains various restrictive covenants, including maintaining a minimum cash balance and a minimum net worth. The restrictive covenants also include limitations on our ability to make investments, loans or advances, acquire assets other than in the ordinary course of business, make distributions or pay dividends, or redeem, retire or purchase any of our common stock. As of September 30, 2013, we were in compliance with all covenants under our loan facility. In October 2013, we repaid the outstanding balance of this loan with the proceeds from our initial public offering.
In connection with our loan facility, we issued warrants for 604,002 shares of our common stock to Escalate. The warrants are immediately exercisable at $0.00675 per share through February 11, 2018. The warrants contain an anti-dilution provision whereby the number of shares issuable upon exercise will be increased by a number equal to 3.5% of equity securities that may be issued in one or more transactions occurring from February 11, 2011 until we have raised $10.0 million in gross proceeds from such transactions, excluding any shares that may be issued or sold in connection with an acquisition or an initial public offering of our common stock. Upon the conversion of the subordinated secured convertible promissory notes to common stock as discussed below, the anti-dilution provision of the warrants resulted in the number of shares subject to the warrant increasing by 46,667. As of September 30, 2013 and December 31, 2012, the fair value of the warrant liability was $9.8 million and $4.2 million, respectively.
In April and May 2012, we issued and sold an aggregate of $15.0 million subordinated secured convertible promissory notes, which bear interest at a rate of 6%. As of September 30, 2013, we had an outstanding balance on the convertible notes totaling $17.5 million, representing the $22.5 million that will be due upon maturity assuming settlement by a cash payment in lieu of conversion to common stock, net of an unamortized discount of $5.0 million. Additionally, as of September 30, 2013, the convertible notes had accrued interest of $1.9 million, which is included in other long-term liabilities on the condensed consolidated balance sheets. We were in compliance with all covenants under the convertible notes as of September 30, 2013.
Pursuant to the terms of the convertible notes, an amount of cash equal to one and one-half times (1.5) all unpaid principal and accrued but unpaid interest, and any other amounts payable under the convertible notes, shall be due and payable on the earliest to occur of (i) April 25, 2016, (ii) the occurrence of an event of default, (iii) a change in control or (iv) a public offering. Pursuant to the terms of the convertible notes, upon the consummation of initial public offering, the convertible notes became due and payable. At each holder’s option, a holder will be entitled to receive either (i) an amount of cash equal to one and one-half times all unpaid principal and accrued but unpaid interest on such holder’s convertible notes or (ii) a number of shares of common stock equal to (a) the unpaid principal and accrued but unpaid interest on such holder’s convertible notes, divided by (b) $7.50, which is equal to 50% of the price per share of common stock sold in the Company's initial public offering. During the IPO, each of the holders elected to convert their convertible notes into shares of common stock, which the exception of one holder that elected to have the Company repay approximately $2.8 million of principal and accrued interest in cash.
We are party to various loan agreements with seven different financial institutions in France. The amounts of the outstanding loans vary from approximately $9,000 to $1.1 million and bear interest at rates varying from 2.53% to 4.65%. Maturity dates for these loans vary from 2013 to 2019 and are secured by certain assets of Médical. In addition, Médical can borrow funds from various financial institutions in France on a short-term basis. The funds are typically repaid within 90 days and are collateralized by certain assets of Médical, including accounts receivable. The weighted average interest rate for the short-term balances outstanding as of September 30, 2013 and December 31, 2012 was 4.8%.
Contractual Obligations and Commitments
The following table summarizes our outstanding contractual obligations as of December 31, 2012. There were no material changes in our remaining contractual obligations since that time.

		Payments Due by Period
	Total	Less than 1 year	1-3 Years	4-5 Years	After 5 Years
Long term debt obligations (1) (2)	$40,505	$3,675	$12,786	$23,741	$303
Operating lease obligations	15,667	2,210	4,997	4,260	4,200
Purchase obligations (3)	16,696	5,769	10,927	—	—
__________

(1)
Long-term debt obligations consisted of outstanding principal and exclude scheduled interest payments of $8,692 as follows: $1,542 in less than 1 year, $1,634 in 1-3 years, $5,497 in 4-5 years and $19 after 5 years.

(2)
Long-term debt obligations include $32,498 of principal payments that become due and payable either in cash or through conversion into shares of common stock as follows: $9,998 in 1-3 years and $22,500 in 4-5 years.

(3)	Reflects minimum annual volume commitments to purchase inventory under certain of our supplier contracts.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.

Seasonality
Our business is generally not seasonal in nature. However, our sales may be influenced by summer vacation and timing of holiday periods during which we have experienced a reduction in spine surgeries taking place. In addition, product registrations in certain countries and orders associated therewith may result in seasonality not typical of our ongoing operations.
Critical Accounting Policies and Estimates
The preparation of our condensed consolidated financial statements requires us to make assumptions, estimates and judgments that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities as of the date of the condensed consolidated financial statements, and the reported amounts of sales and expenses during the reporting periods. Certain of our more critical accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. On an ongoing basis, we evaluate our judgments, including those related to inventories, recoverability of long-lived assets and the fair value of our common stock. We use historical experience and other assumptions as the basis for our judgments and making these estimates. Because future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Any changes in those estimates will be reflected in our consolidated financial statements as they occur. As an “emerging growth company,” we have elected to delay the adoption of new or revised accounting standards until those standards would otherwise apply to private companies. As a result, our financial statements may not be comparable to those of other public companies. While our significant accounting policies are more fully described in Note 2 to our condensed consolidated financial statements, we believe that the following accounting policies and estimates are most critical to a full understanding and evaluation of our reported financial results. The critical accounting policies addressed below reflect our most significant judgments and estimates used in the preparation of our condensed consolidated financial statements.
Revenue Recognition
Our revenue is generated from sales to two types of customers: hospitals and stocking distributors. Sales to hospitals represent the majority of our revenue. We utilize a network of direct sales representatives and independent sales agencies for sales in the United States and a combination of independent sales agencies and distributors for sales outside the United States. We recognize revenue when persuasive evidence of an arrangement exists, product delivery has occurred, pricing is fixed or determinable and collection is reasonably assured. We generate a significant portion of our revenue from inventory maintained at hospitals or with our direct sales representatives or independent sales agencies. For these products, we recognize revenue at the time we are notified the product has been used or implanted and a valid purchase order has been received. For all other transactions, we recognize revenue when title to the goods and risk of loss transfer to customers, provided there are no remaining performance obligations that will affect the customer’s final acceptance of the sale. We generally recognize revenue from sales to distributors at the time the product is shipped to the distributor. Distributors, who sell the products to their customers, take title to the products and assume all risks of ownership at time of shipment. Our distributors are obligated to pay within specified terms regardless of when, if ever, they sell the products. Our policy is to classify shipping and handling costs billed to customers as revenue and the related expenses as cost of goods sold. In general, our customers do not have any rights of return or exchange.
Accounts Receivable and Allowance for Doubtful Accounts
The majority of our accounts receivable is composed of amounts due from hospitals. Accounts receivable are carried at cost less an allowance for doubtful accounts. On a regular basis, we evaluate accounts receivable and estimate an allowance for doubtful accounts, as needed, based on various factors such as customers’ current credit conditions, length of time past due and the general economy as a whole. We write off receivables against the allowance when they are deemed uncollectible.
Excess and Obsolete Inventory
We state inventories at the lower of cost or market. We determine cost on a weighted average basis. The majority of our inventory is finished goods, because we primarily utilize third-party suppliers to source our products. We evaluate the carrying value of our inventories in relation to the estimated forecast of product demand, which takes into consideration the estimated life cycle of product releases. A significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. When quantities on hand exceed estimated sales forecasts, we record a reserve for excess inventories, which results in a corresponding charge to cost of goods sold. Charges incurred for excess and obsolete inventory were $789,000 and $1.6 million for the nine months ended September 30, 2013 and the year ended December 31, 2012, respectively.
The need to maintain substantial levels of inventory impacts the risk of inventory obsolescence. Many of our products come in kits, which feature implants in a variety of sizes so that the implant or device may be customized to the patient’s needs. In order to market our products effectively, we often must maintain and provide surgeons and hospitals with consignment implant sets, back-up products and products of different sizes. For each surgery, fewer than all of the components of the set are used, and therefore certain portions of the set may become obsolete before they can be used. Additionally, our industry is characterized by regular new product development that could result in an increase in the amount of obsolete inventory quantities on hand. For example, as we introduce new products or next-generation products, we may be required to take charges for excess and obsolete inventory that could have a significant impact on the value of our inventory or our operating results.
Goodwill and Intangible Assets
Goodwill represents the excess purchase price over the fair value of the net tangible and identifiable intangible assets acquired by us. Goodwill is tested for impairment at a minimum on an annual basis. Goodwill is tested for impairment at the reporting unit level by comparing the reporting unit’s carrying amount, to the fair value of the reporting unit. The fair values are estimated using an income and discounted cash flow approach. We completed our annual goodwill impairment test in the fourth quarter of 2012 and determined that there was no impairment as the fair value of the reporting unit to which goodwill is allocated was substantially in excess of the carrying value.
We were formed in 2006, principally as a financing vehicle associated with the reorganization of our two principal subsidiaries, Spine and Médical. In connection with our formation, the stockholders of Spine and Médical agreed to contribute their ownership interests to us in exchange for our preferred stock and/or common stock. For accounting purposes, Médical was deemed to be the acquirer of Spine. The goodwill that was recorded represents the excess of the fair value of the capital that was exchanged in the transaction and the fair value of the identifiable assets and assumed liabilities of Spine that were acquired by Médical as of the date of the transaction. As of such date, we concluded that the goodwill should be assigned to the Spine reporting unit, as the U.S. operations were expected to benefit from the synergies of the business combination as contemplated in the transaction.
The impairment evaluation related to goodwill requires the use of considerable management judgment to determine discounted future cash flows, including estimates and assumptions regarding the amount and timing of cash flows, cost of capital and growth rates. Cash flow assumptions used in the assessment are estimated using assumptions in our annual operating plan as well as our five-year strategic plan. Our annual operating plan and strategic plan contain revenue assumptions that are derived from existing technologies as well as future revenues attributed to in-process technologies and the associated launch, growth and decline assumptions normal for the life cycle of those technologies. In addition, management considers relevant market information, peer company data and historical financial information. We also considered our historical operating losses in assessing the risk related to our future cash flow estimates and attempted to reflect that risk in the development of our weighted average cost of capital.
Intangible assets with finite useful lives are amortized over the period of estimated benefit using the straight-line method and estimated useful lives ranging from three to ten years. Intangible assets are tested for impairment annually or whenever events or circumstances indicate that a carrying amount of an asset (asset group) may not be recoverable. If impairment is indicated, we measure the amount of the impairment loss as the amount by which the carrying amount exceeds the fair value of the asset. Fair value is generally determined using a discounted future cash flow analysis.
Long-Lived Assets
We evaluate the recoverability of the carrying amount of long-lived assets, which include property and equipment, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. We assess impairment when the undiscounted future cash flows from the use and eventual disposition of an asset are less than its carrying value. If impairment is indicated, we measure the amount of the impairment loss as the amount by which the carrying amount exceeds the fair value of the asset. We base our fair value methodology on quoted market prices, if available. If quoted market prices are not available, we estimate fair value based on prices of similar assets or other valuation techniques including present value techniques.
Our long-lived assets consist of instruments, which are handheld devices used by spine surgeons during surgical procedures to facilitate the implantation of our products. There are no contractual terms with respect to the usage of our instruments by our customers. Surgeons are under no contractual commitment to use our instruments. We maintain ownership of these instruments and, when requested, we allow the surgeons to use the instruments to facilitate implantation of our related products. We do not currently charge for the use of our instruments and there are no minimum purchase commitments of our products. As our surgical instrumentation is used numerous times over several years, often by many different customers, instruments are recognized as long-lived assets once they have been placed in service. Instruments, and instrument parts, that have not been placed in service are carried at cost, net of allowances for excess and obsolete instruments, and are included as surgical instruments within property and equipment, net on the condensed consolidated balance sheets. Once placed in service, instruments are carried at cost, less accumulated depreciation. Depreciation is computed using the straight-line method based on average estimated useful lives. Estimated useful lives are determined principally in reference to associated product life cycles, and average five years. As instruments are used as tools to assist surgeons, depreciation of instruments is recognized as a sales and marketing expense. Instrument depreciation expense was $0.6 million and $0.5 million for the three months ended September 30, 2013 and 2012, respectively, and was $1.9 million and $1.4 million for the nine months ended September 30, 2013 and 2012, respectively.

We review instruments for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. An impairment loss would be recognized when estimated future undiscounted cash flows relating to the assets are less than the asset’s carrying amount. An impairment loss is measured as the amount by which the carrying amount of an asset exceeds its fair value.
Income Taxes
We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the year in which such items are expected to be received or settled. We recognize the effect on deferred tax assets and liabilities of a change in tax rates in the period that includes the enactment date.
We establish a valuation allowance to offset any deferred tax assets if, based upon available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
While we believe that our tax positions are fully supportable, there is a risk that certain positions could be challenged successfully. In these instances, we look to establish reserves. If we determine that a tax position is more likely than not of being sustained upon audit, based solely on the technical merits of the position, we recognize the benefit. We measure the benefit by determining the amount that has likelihood greater than 50% of being realized upon settlement. We presume that all tax positions will be examined by a taxing authority with full knowledge of all relevant information. We regularly monitor our tax positions, tax assets and tax liabilities. We reevaluate the technical merits of our tax positions and recognize an uncertain tax benefit or reverse a previously recorded tax benefit when (i) a tax audit is completed, (ii) applicable tax law, including a tax case or legislative guidance, changes or (iii) the statute of limitations expires. Significant judgment is required in accounting for tax reserves.
Stock-Based Compensation
We apply the fair value recognition provisions of Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation-Stock Compensation, which we refer to as ASC 718. Determining the amount of stock-based compensation to be recorded requires us to develop estimates of the fair value of stock options as of their grant date. Stock-based compensation expense is recognized ratably over the requisite service period, which in most cases is the vesting period of the award. Calculating the fair value of stock-based awards requires that we make highly subjective assumptions. We use the Black-Scholes option pricing model to value our stock option awards. Use of this valuation methodology requires that we make assumptions as to the volatility of our common stock, the expected term of our stock options, the risk free rate of return for a period that approximates the expected term of our stock options and our expected dividend yield. Because we are a privately-held company with a limited operating history, we utilize the historical stock price volatility from a representative group of public companies to estimate expected stock price volatility. We selected companies from the medical device industry, specifically those who are focused on the design, development and commercialization of products for the treatment of spine disorders, and who have similar characteristics to us, such as stage of life cycle and size. We intend to continue to utilize the historical volatility of the same or similar public companies to estimate expected volatility until a sufficient amount of historical information regarding the price of our publically traded stock becomes available. We use the simplified method as prescribed by the Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share-based Payment, to calculate the expected term of stock option grants to employees as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term of stock options granted to employees. We utilize a dividend yield of zero because we have never paid cash dividends and have no current intention to pay cash dividends. The risk-free rate of return used for each grant is based on the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life. We estimated the fair value of options granted using a Black-Scholes option pricing model with the following assumptions:

	Nine Months Ended September 30,
	2013	2012
	Unaudited
Expected dividend yield	—%	—%
Volatility	0.5216	0.5449
Risk-free rate of return	—	0.01
Forfeiture rate	0.08	0.04
Expected life	6 years	6 years
 The estimated fair value of stock-based awards for employee and non-employee director services are expensed over the requisite service period. Option awards issued to non-employees, excluding non-employee directors, are recorded at their fair value as determined in accordance with authoritative guidance, are periodically revalued as the options vest and are recognized as expense over the related service period. As a result, the charge to operations for non-employee awards with vesting conditions is affected each reporting period by changes in the fair value of our common stock.
Stock-based compensation expense associated with stock options granted to employees totaled $0.5 million and $0.2 million for the nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013, we had $0.8 million of total unrecognized stock-based compensation expense, which we expect to recognize over a weighted-average remaining vesting period of approximately P4Y years. While our stock-based compensation for stock options granted to employees to date has not been material to our financial results, we expect the impact to grow in future periods due to the potential increases in the value of our common stock and headcount.
Under ASC 718, we are required to estimate the level of forfeitures expected to occur and record stock-based compensation expense only for those awards that we ultimately expect will vest. We estimate our forfeiture rate based on the type of award, employee class and historical experience. Through September 30, 2013, actual forfeitures have not been material.
Recent Issued Accounting Pronouncements
Effective January 1, 2012, we adopted Financial Accounting Standards Board, or FASB, authoritative guidance that amends previous guidance for the presentation of comprehensive income. The new standard eliminates the option to present other comprehensive income in the statement of changes in equity. Under the revised guidance, an entity has the option to present the components of net income and other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. We are providing a single continuous statement of comprehensive income (loss). The new standard was required to be applied retroactively. Other than the change in presentation, the adoption of the new standard did not have an impact on our financial position or results of operations.
Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are electing to delay such adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result of this election, our financial statements may not be comparable to the financial statements of other public companies. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.”
Item 3. Quantitative and Qualitative Disclosure About Market Risk
We are exposed to various market risks, which may result in potential losses arising from adverse changes in market rates, such as interest rates and foreign exchange rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes and do not believe we are exposed to material market risk with respect to our cash and cash equivalents.
Interest Rate Risk
We are exposed to interest rate risk in connection with any future borrowings under our Comerica loan agreements, which bears interest at a floating rate based on Comerica’s prime rate plus an applicable borrowing margin. For variable rate debt, interest rate changes generally do not affect the fair value of the debt instrument, but do impact future earnings and cash flows, assuming other factors are held constant. In the ordinary course of business, we may enter into contractual arrangements to reduce our exposure to interest rate risks.
Foreign Exchange Risk
We operate in countries other than the United States, and, therefore, we are exposed to foreign currency risks. Revenue from sales outside of the United States represented approximately 29% of our total revenue in 2012. We bill most direct sales outside of the United States in local currencies, which are comprised of the Euro and the Brazilian Real. Operating expenses related to these sales are largely denominated in the same respective currency, thereby limiting our transaction risk exposure. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not significant. Additionally, we have intercompany foreign transactions between our subsidiaries, which are denominated in currencies other than their functional currency. Fluctuations from the beginning to the end of any given reporting period result in the remeasurement of our intercompany foreign transactions generating transaction gains or losses in the respective period and are reported in total other income (expense), net in our condensed consolidated financial statements. We recorded a foreign currency transaction loss of $1.0 million in 2012. The monetary assets and liabilities of our foreign subsidiaries denominated in other currencies are translated into U.S. dollars at each balance sheet date resulting in a foreign currency translation adjustment reflected in accumulated other comprehensive loss. We recorded a foreign currency translation gain of $0.7 million in 2012. We do not currently hedge our exposure to foreign currency exchange rate fluctuations; however, we may choose to hedge our exposure in the future.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three month period covered by this Quarterly Report on Form 10-Q, which were identified in connection with management’s evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
We are not aware of any pending or threatened legal proceeding against us that could have a material adverse effect on our business, operating results or financial condition. The medical device industry is characterized by frequent claims and litigation, including claims regarding patent and other intellectual property rights as well as improper hiring practices. As a result, we may be involved in various additional legal proceedings from time to time.
Item 1A. Risk Factors
You should carefully read and consider the risks described below, together with all of the other information set forth in this Quarterly Report on Form 10-Q. Our business, results of operations, financial condition, cash flows and the trading price of our common stock could be materially and adversely harmed by any of the following risks. Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business operations.
Risks Related to Our Business
We have incurred losses in the past and may not be able to achieve or sustain profitability in the future.
We have incurred significant losses in most fiscal years since inception. We earned net income of $1.9 million in 2010, and incurred net losses of $1.8 million, $9.7 million and $12.8 million in 2011, 2012 and the nine months ended September 30, 2013, respectively. As a result of ongoing losses, we had an accumulated deficit of $68.7 million at September 30, 2013. We expect to continue to incur significant product development, clinical and regulatory, sales and marketing and other expenses. Additionally, we expect that our general and administrative expense will increase due to the additional operational and reporting costs associated with being a public company. We will need to generate significant additional revenue to achieve and maintain profitability, and even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time. Our failure to achieve or maintain profitability could negatively impact the value of our common stock.
Our VerteBRIDGE and Mobi platform products represent highly concentrated product offerings that may limit our ability to grow our revenue and compete effectively against other companies, and our business would be adversely affected in the event we are unable to sell one or more of our products.
We offer novel and proprietary surgical technologies for use in both the fusion and non-fusion spine implant markets. Our VerteBRIDGE fusion platform and Mobi non-fusion platform products are designed for both cervical and lumbar applications. Our VerteBRIDGE and Mobi platform products address only a portion of the types of products used in spine implant surgeries. We do not offer surgeons a full range of products to meet all of their needs in spine implant surgeries and product clearances vary by country. For example, our product offering does not include a portfolio of osteobiologic solutions, minimally invasive posterior instrumentation or posterior cervical instrumentation. Our competitors’ products are often used in the same surgery as our products, and this may limit our ability to compete effectively against our competitors, limiting our revenue growth.
In addition, a substantial amount of our revenue is generated by just a few products. For example, in 2012, 80% of our revenue came from our VerteBRIDGE and Mobi platform products, most of which came from products incorporating our VerteBRIDGE plating technology. These categories of products are dominated by ROI-A and Avenue L, in the lumbar product portfolio, and ROI-C, in the cervical product portfolio. In the event we are unable to market and sell these devices or any future device that represents a substantial amount of our revenue, our results of operations and financial condition will be materially adversely affected.
To be commercially successful, we must convince spine surgeons that our VerteBRIDGE and Mobi platform products are attractive alternatives to our competitors’ products.
Spine surgeons play a significant role in determining the course of treatment and, ultimately, the type of product that will be used to treat a patient, so we rely on effectively marketing to them. Acceptance of our products depends on educating spine surgeons as to the distinctive characteristics, perceived clinical benefits, safety and cost-effectiveness of our products as compared to our competitors’ products and on training spine surgeons in the proper application of our products. If we are not successful in convincing spine surgeons of the merits of our products or educating them on the use of our products, they may not use our products and we will be unable to increase our sales and sustain growth or reach profitability. Our exclusive technology products represented approximately 74% of our sales for the year ended December 31, 2011 and approximately 80% of our sales for the year ended December 31, 2012. As a result, continued market acceptance of those products is critical to our continued success. If the volume of sales of these products declines, our business, financial position and results of operations could be materially and adversely affected.
Furthermore, we believe spine surgeons will not widely adopt our products unless they determine, based on experience, clinical data and published peer-reviewed journal articles, that our products and the techniques to implant them provide benefits or are attractive alternatives to our competitors’ products. Surgeons may be hesitant to change their medical treatment practices for the following reasons, among others:

•	lack of experience with our products;

•	existing relationships with competitors and distributors that sell their products;

•	lack or perceived lack of evidence supporting additional patient benefits;

•	perceived liability risks generally associated with the use of new products and procedures;

•	less attractive reimbursement compared to other products and techniques; and

•	the time commitment that may be required for training.
In addition, we believe recommendations and support of our products by influential spine surgeons are essential for market acceptance and adoption. If we do not receive support from such surgeons or long-term data does not show the benefits of using our products, surgeons may not use our products. In such circumstances, we may not achieve expected sales and may be unable to achieve profitability.
We only recently received approval from the U.S. Food and Drug Administration for our Mobi-C device and have no experience selling it in the United States.
Our future growth is significantly dependent on the success of Mobi-C, our cervical disc replacement device, in the U.S. market. While we have been selling Mobi-C internationally since 2004, we did not obtain approval for Mobi-C from the U.S. Food and Drug Administration, or FDA, until August 2013 and are currently in the process of commencing commercial launch of the product in the United States. As a result, we have no history selling Mobi-C in the United States upon which you can evaluate its prospects. We cannot assure you that our launch of Mobi-C in the U.S. market will be successful, and our future growth may be limited.
Even if we are successful with Mobi-C’s launch in the U.S. market, its commercial success depends on surgeon acceptance and third-party payor coverage and reimbursement.
The current standard of care for the treatment of cervical disc disease is anterior cervical discectomy and fusion, or ACDF. The market for cervical disc replacements in the United States is still developing. While we believe that this market will grow in the near future as a result of the introduction of a new generation of advanced cervical disc replacements and broader coverage by commercial payors, there can be no assurance that surgeons will widely adopt cervical disc replacement as an alternative to ACDF, and even if they do, that they will elect to use Mobi-C and not a product, or combination of products, offered by one of our competitors.
The success of Mobi-C depends significantly on the availability and level of government and third-party payor reimbursement for procedures using our Mobi-C device. Many payors, including Medicare contractors, state Medicaid programs and private insurers may not reimburse for use of cervical disc replacement devices, including our Mobi-C device. While we believe there is a trend for broader coverage of cervical disc replacement devices in the United States, we cannot assure you that this coverage will continue to improve or that payors will not cease reimbursing for cervical disc replacement devices altogether. Additionally, even where reimbursement for cervical disc replacement devices exists, it is limited to treatment of cervical disc disease in one vertebral level, or one-level disease. Furthermore, surgeons are reimbursed at a significantly lower amount for performing a procedure using a cervical disc replacement device than traditional ACDF. In addition to its approval for treatment of one-level disease, Mobi-C is the first cervical disc replacement device approved to treat cervical disc disease in two adjacent vertebral levels, or two-level disease. As a result, we will need to work with payors to obtain coverage for the use of Mobi-C to treat two-level cervical disc disease. Payors may, however, conclude that Mobi-C for the treatment of two-level disease should still be considered investigational, may defer coverage pending additional long-term data or may deny coverage based on a combination of these or other factors. Furthermore, even if government and third-party payors elect to reimburse for Mobi-C for the treatment of two-level cervical disc disease, it is possible that these payors may also elect to reimburse for our competitors’ cervical disc replacement devices when used to treat two-level cervical disc disease, even without our competitors’ products having FDA approval for such treatment. If the trend towards reimbursement of procedures involving cervical disc replacement devices does not continue, slows or stops altogether, our ability to market and sell Mobi-C would be significantly limited and our business and operations would suffer. Additionally, if we establish reimbursement for Mobi-C for treatment of two-level cervical disc disease, and our competitors’ products receive the same treatment without FDA approval for such treatment, our competitive advantage in the United States would be limited and that would significantly limit our ability to grow our business.

If reimbursement from third-party payors for our products significantly declines, surgeons, hospitals and other healthcare providers may be reluctant to use our products and our sales may decline.
In the United States, surgeons, hospitals and other healthcare providers who purchase medical devices like our products generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans, to pay for all or a portion of the costs and fees associated with the spinal surgery and the products utilized in the procedure, including the cost of our products. Our customers’ access to adequate coverage and reimbursement for the procedures performed using our products by government and third-party payors is central to the acceptance of our current and future products. We may be unable to sell our products on a profitable basis if government and third-party payors deny coverage or reduce their current levels of reimbursement. To contain costs of new technologies, governmental healthcare programs and third-party payors are increasingly scrutinizing new and even existing treatments by requiring extensive evidence of favorable clinical outcomes and cost effectiveness. Surgeons, hospitals and other healthcare providers may not purchase our products if they do not receive satisfactory reimbursement from these third-party payors for the cost of the procedures using our products. Payors continue to review their coverage policies carefully for existing and new therapies and can, without notice, deny coverage for treatments that include the use of our products. If we are not successful in reversing existing non-coverage policies, if other third-party payors issue similar policies or if we are not able to be reimbursed at cost-effective levels, this could have a material adverse effect on our business and operations.
In addition, some healthcare providers in the United States have adopted or are considering a managed care system in which the providers contract to provide comprehensive healthcare for a fixed cost per person. Healthcare providers may attempt to control costs by authorizing fewer surgical procedures or by requiring the use of the least expensive implant available. Additionally, as a result of reform of the U.S. healthcare system, changes in reimbursement policies or healthcare cost containment initiatives may limit or restrict coverage and reimbursement for our products and cause our revenue to decline.
Outside of the United States, reimbursement systems vary significantly by country. Many foreign markets have government-managed healthcare systems that govern reimbursement for spine implants and procedures. Additionally, some foreign reimbursement systems provide for limited payments in a given period and therefore result in extended payment periods. If adequate levels of reimbursement from third-party payors outside of the United States are not obtained, international sales of our products may decline.
If we are unable to maintain and expand our network of direct sales representatives, independent sales agencies and international distributors, we may not be able to generate anticipated sales.
We first began operations in 2000 and have operated in the United States since 2005. We have limited experience marketing and selling our Mobi-C cervical disc replacement device, for which we received FDA approval in August 2013, and we have no experience marketing that device in the United States. As of September 30, 2013, our sales organization consists of regional sales managers that lead direct sales representatives and over 200 independent sales agencies that employ over 450 sales representatives. As of September 30, 2013, our U.S. sales organization includes over 35 sales managers. For the year ending December 31, 2012, the vast majority of our U.S. sales were from independent sales agencies. Outside of the United States, we sell through direct sales representatives and distributors that are often managed by our direct sales managers located in our foreign offices. Our international operations consists of over 150 employees and over 75 distributors, which together had sales in over 25 countries in 2012. Our operating results are directly dependent upon the sales and marketing efforts of not only our employees, but also our independent sales agencies and distributors. We expect our direct sales representatives, independent sales agencies and distributors to develop long-lasting relationships with the surgeons they serve. If our direct sales representatives, independent sales agencies or distributors fail to adequately promote, market and sell our products, our sales could significantly decrease.
We face significant challenges and risks in managing our geographically dispersed distribution network and retaining the individuals who make up that network. If any of our direct sales representatives were to leave us, or if any of our independent sales agencies or distributors were to cease to do business with us, our sales could be adversely affected. Some of our independent sales agencies and distributors account for a significant portion of our sales volume, and if any such independent sales agencies or distributors were to cease to distribute our products, our sales could be adversely affected. In such a situation, we may need to seek alternative independent sales agencies or distributors or increase our reliance on our direct sales representatives, which we may be unable to do in a timely and efficient manner, if at all. While a majority of our independent sales agencies and distributors have contractual exclusivity, that contractual exclusivity is often limited to one or more of our products. Where some level of exclusivity exists, these independent sales agencies and distributors are permitted to offer a competitor’s products that do not compete directly with our products. Our competitors may require that these sales agents and distributors cease doing business with us. In addition, we may not be able to rely on our independent sales agencies or distributors to distribute new products that we introduce that compete with products of our competitors that they also represent. If a direct sales representative, independent sales agency or distributor were to depart and be retained exclusively by one of our competitors, we may be unable to prevent them from helping competitors solicit business from our existing customers, which could further adversely affect our sales. Because of the intense competition for their services, we may be unable to recruit or retain additional qualified independent sales agencies or distributors or to hire additional direct sales representatives to work with us. We may not be able to enter into agreements with them on favorable or commercially reasonable terms, if at all. Failure to hire or retain qualified direct sales representatives or independent sales agencies or distributors would prevent us from expanding our business and generating sales.
As we launch new products and increase our marketing efforts with respect to existing products, we will need to expand the reach of our marketing and sales networks. Our future success will depend largely on our ability to continue to hire, train, retain and motivate skilled sales managers, direct sales representatives and independent sales agencies and distributors with significant technical knowledge in various areas, such as spinal care practices, spine injuries and disease and spinal health. New hires require training and take time to achieve full productivity. If we fail to train new hires adequately, or if we experience high turnover in our sales force in the future, we cannot be certain that new hires will become as productive as may be necessary to maintain or increase our sales.
If we are unable to expand our sales and marketing capabilities domestically and internationally, we may not be able to effectively commercialize our products, which would adversely affect our business, results of operations and financial condition.
We operate in a very competitive business environment and if we are unable to compete successfully against our existing or potential competitors, our sales and operating results may be negatively affected and we may not grow.
The spine industry is intensely competitive, subject to rapid change and highly sensitive to the introduction of new products or other market activities of industry participants. Our ability to compete successfully will depend on our ability to develop future products that reach the market in a timely manner, are well adopted by surgeon customers and receive adequate coverage and reimbursement from third-party payors. Because of the size of the potential market, we anticipate that companies will dedicate significant resources to developing products competitive to ours.
We have numerous competitors in the spine market, which include Medtronic Spine and Biologics, DePuy Synthes Spine (a division of Johnson & Johnson), Globus Medical, Nuvasive and Stryker, which together represent a significant portion of the spine market. We also compete with many smaller spine market participants such as Alphatec Spine, Biomet Spine, Integra, Orthofix International and Zimmer. At any time, these or other industry participants may develop alternative treatments, products or procedures for the treatment of spine disorders that compete directly or indirectly with our products. They may also develop and patent processes or products earlier than we can or obtain regulatory clearance or approvals for competing products more rapidly than we can, which could impair our ability to develop and commercialize similar processes or products. If alternative treatments are, or are perceived to be, superior to our spine surgery products, sales of our products could be negatively affected and our results of operations could suffer.
Many of our larger competitors are either publicly traded or divisions or subsidiaries of publicly traded companies. These competitors enjoy several competitive advantages over us, including:

•	greater financial, human and other resources for product research and development, sales and marketing and litigation;

•	significantly greater name recognition;

•	established relationships with spine surgeons, hospitals and other healthcare providers;

•	large and established sales and marketing and distribution networks;

•	products supported by long-term clinical data;

•	greater experience in obtaining and maintaining regulatory clearances or approvals for products and product enhancements;

•	more expansive portfolios of intellectual property rights; and

•	broader product portfolios affording them greater ability to cross-sell their products or to incentivize hospitals or surgeons to use their products.
The spine industry is becoming increasingly crowded with new participants. Many of these new competitors specialize in a specific product or focus on a particular market segment, making it more difficult for us to increase our overall market position. The frequent introduction by competitors of products that are, or claim to be, superior to our products, or that are alternatives to our existing or planned products may also create market confusion that may make it difficult to differentiate the benefits of our products over competing products. In addition, the entry of multiple new products and competitors may lead some of our competitors to employ pricing strategies that could adversely affect the pricing of our products and pricing in the spine market generally.
As a result, without the timely introduction of new products and enhancements, our products may become obsolete over time. If we are unable to develop innovative new products, maintain competitive pricing and offer products that spine surgeons perceive to be as reliable as those of our competitors, our sales or margins could decrease, thereby harming our business.
Our reliance on third-party suppliers, including limited source and single source suppliers, for our implants and instruments could harm our ability to meet demand for our products in a timely and cost effective manner.
We rely on third-party suppliers, almost all of which are located in Europe, to manufacture and supply our implants and instruments. We currently rely on a number of limited or single source suppliers, such as Greatbatch, which supplies Mobi-C cervical disc replacement devices for the U.S. market, In’Tech Medical, which supplies a majority of our surgical instrumentation, and CF Plastiques, which is one of our interbody device suppliers. We generally do not have long-term contracts with our suppliers, and, as a result, our suppliers generally are not required to provide us with any guaranteed minimum production levels. As a result, there can be no assurances that we will be able to obtain sufficient quantities of key components or products in the future, which could have a material adverse effect on our business.
For us to be successful, our suppliers must be able to provide us with products and components in substantial quantities, in compliance with regulatory requirements, in accordance with agreed upon specifications, at acceptable costs and on a timely basis. Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured products ourselves, including reliance on the third party for regulatory compliance and quality assurance, the possibility that products will not be delivered on a timely basis, the possibility of increases in pricing for our products, the possibility of breach of the manufacturing agreement by the third party and the possibility of termination or non-renewal of the agreement by the third party.
In addition, our reliance on third-party suppliers involves a number of risks, including, among other things:

•
suppliers may fail to comply with regulatory requirements or make errors in manufacturing components that could negatively affect the efficacy or safety of our products or cause delays in shipments of our products;

•
we or our suppliers may not be able to respond to unanticipated changes in customer orders, and if orders do not match forecasts, we or our suppliers may have excess or inadequate inventory of materials and components;

•	we may be subject to price fluctuations due to a lack of long-term supply arrangements for key components;

•	we may experience delays in delivery by our suppliers due to changes in demand from us or their other customers;

•	we or our suppliers may lose access to critical services and components, resulting in an interruption in the manufacture, assembly and shipment of our systems;

•	fluctuations in demand for products that our suppliers manufacture for others may affect their ability or willingness to deliver components to us in a timely manner;

•	we may be required to obtain regulatory approvals related to any change in our supply chain;

•	our suppliers may wish to discontinue supplying components or services to us for risk management reasons;

•	we may not be able to find new or alternative components or reconfigure our system and manufacturing processes in a timely manner if the necessary components become unavailable; and

•	our suppliers may encounter financial or other hardships unrelated to our demand for components, which could inhibit their ability to fulfill our orders and meet our requirements.
If any of these risks materialize, it could significantly increase our costs and impact our ability to meet demand for our products and could have a material adverse effect on our business. If we are unable to satisfy commercial demand for our products in a timely manner, our ability to generate revenue would be impaired, market acceptance of our products could be adversely affected and customers may instead purchase or use our competitors’ products. In addition, we could be forced to secure new or alternative components through a replacement supplier. Securing a replacement supplier could be difficult, especially for complex components that are manufactured in accordance with our custom specifications.
There are a limited number of suppliers and third-party manufacturers that operate under the FDA’s current Good Manufacturing Practices, maintain certifications of the International Standards Organization, that are recognized as harmonized standards in the European Union, and have the necessary expertise and capacity to manufacture our products. As a result, it may be difficult for us to locate manufacturers for our anticipated future needs, and our anticipated growth could strain the ability of our current suppliers to deliver products, materials and components to us. If we are unable to arrange for third-party manufacturing of our products, or to do so on commercially reasonable terms, we may not be able to complete development of, market and sell our new products.
The introduction of new or alternative components may require design changes to our system that are subject to FDA and other regulatory clearances, approvals or new CE Certificates of Conformity. We may also be required to assess the new manufacturer’s compliance with all applicable regulations and guidelines, which could further impede our ability to manufacture our products in a timely manner. As a result, we could incur increased production costs, experience delays in deliveries of our products, suffer damage to our reputation and experience an adverse effect on our business and financial results.
We may in the future elect to manufacture certain new products developed or certain existing products without the assistance of third parties. However, in order to make that election, we will need to invest substantial additional funds and recruit qualified personnel in order to operate our development manufacturing facility on a commercial basis. There can be no assurance that we will successfully manufacture our own products and if we are not able to make or obtain adequate supplies of our products, it will be more difficult for us to launch new products and compete effectively.
Pricing pressure from hospital customers and our competitors may impact our ability to sell our products at prices necessary to support our current business strategies.
The spine market has attracted numerous new companies and technologies, and encouraged more established companies to intensify competitive pricing pressure. As a result of this increased competition, we believe there will be increased pricing pressure in the future. Because the hospital and other healthcare provider customers that purchase our products typically bill various third-party payors to cover all or a portion of the costs and fees associated with the procedures in which our products are used, including the cost of the purchase of our products, changes in the amount such payors are willing to reimburse our customers for procedures using our products could create pricing pressure for us. If competitive forces drive down the prices we are able to charge for our products, our profit margins will shrink, which will adversely affect our ability to invest in and grow our business.
Much of the pricing competition relates to traditional fusion products, such as pedicle screws, cervical plates and traditional cages. We may not be successful in convincing third-party payors of the superiority of our innovative products as compared to traditional products, and reimbursement for these products may be significantly impacted. Additionally, as more competitors introduce innovative fusion products, we may face additional pricing pressure for our products that will impact our future results.
Moreover, many hospital customers, through the contracting process, limit the number of spine manufacturers that may sell to their institution. As we have a limited number of products to sell, hospitals may choose to contract with our competitors who have a broader range of products that may be used in a wider variety of spine procedures, regardless of the differentiated attributes of our products or local surgeon preference for our products. In addition, our competitors may actively position their broader product portfolios against us during the hospital contracting process. Limitations on the number of hospitals to which we can sell may significantly restrict our ability to grow.
We obtain some of our products through private-label distribution agreements that subject us to minimum performance requirements and other criteria. Our failure to satisfy those criteria could cause us to lose those rights of distribution.
We have entered into private-label distribution agreements with manufacturers of Spinetune and C-Plate. These manufacturers brand their products according to our specifications, and we may have exclusive rights in certain fields of use and territories to sell these products subject to minimum purchase or other performance criteria. Though these agreements do not individually or in the aggregate represent a material portion of our business, if we do not meet these performance criteria, or if we fail to renew these agreements, we may lose exclusivity in a field of use or territory or cease to have any rights to these products, which could have an adverse effect on our sales and our business. Furthermore, some of these manufacturers are smaller, undercapitalized companies that may not have sufficient resources to continue operations or to continue to supply us sufficient product without additional access to capital.

If our private label manufacturers fail to provide us with sufficient supply of their products, or if their supply fails to meet appropriate quality requirements, our business could suffer.
Our private-label manufacturers are sole source suppliers of the products we purchase from them. We may not be able to locate or establish additional or replacement manufacturers of these products in a timely manner. Moreover, these private-label manufacturers typically own the intellectual property associated with their products, and even if we could find a replacement manufacturer for the product, we may not have sufficient rights to enable the replacement party to manufacture the product. While we have entered into agreements with our private-label manufacturers to provide us sufficient quantities of products, we cannot assure you that they will do so, or that any products they do provide us will not contain defects in quality. Our private-label manufacturing agreements have expiration terms and the manufacturers may not choose to renew them. The agreements also include provisions allowing for termination under certain circumstances such as either party’s uncured material breach, either party’s insolvency or failure to make minimum purchases.
We also rely on these private-label manufacturers to comply with the regulations and requirements of the FDA, the competent authorities or notified bodies of the EU Member States, Iceland, Liechtenstein and Norway, European Economic Area, or EEA countries, or foreign regulatory authorities and their failure to comply with strictly enforced regulatory requirements could expose us to regulatory action including warning letters, product recalls, termination of distribution, product seizures or civil and criminal penalties. Any quality control problems that we experience with respect to products manufactured by our private-label manufacturers, any inability by us to provide our customers with sufficient supply of products or any investigations or enforcement actions by the FDA, the competent authorities or notified bodies of the EEA countries or other foreign regulatory authorities could adversely affect our reputation or commercialization of our products and adversely and materially affect our business and operating results.
If we do not successfully implement our business strategy, our business and results of operations will be adversely affected.
We formed our business strategy based on assumptions about the spine market that might prove wrong. We believe that various demographics and industry-specific trends, including the aging of the general population, increasingly active lifestyles, our products, and increasing acceptance of cervical disc replacements, will help drive growth in the spine market and our business, but these demographics and trends are uncertain. Actual demand for our products could differ materially from projected demand if our assumptions regarding these factors prove to be incorrect or do not materialize, or if alternative treatments to those offered by our products gain widespread acceptance.
We may not be able to successfully implement our business strategy. To implement our business strategy, we need to, among other things, establish our Mobi-C cervical disc replacement device as a standard of care for cervical disc replacement, leverage our VerteBRIDGE fusion platform to further penetrate the global spine fusion market, expand the size and productivity of our U.S. and international sales organization and expand our technology portfolio. Our strategy of focusing exclusively on the spine market may limit our ability to grow. In addition, we are seeking to increase our sales and, in order to do so, will need to commercialize additional products and expand the number of our direct sales representatives, independent sales agencies and international distributors in new and existing territories, all of which could result in our becoming subject to additional or different foreign and domestic regulatory requirements with which we may not be able to comply. Moreover, even if we successfully implement our business strategy, our operating results may not improve or may decline. We may decide to alter or discontinue aspects of our business strategy and may adopt different strategies due to business or competitive factors not currently foreseen, such as new medical technologies that would make our products obsolete. Any failure to implement our business strategy may adversely affect our business, results of operations and financial condition.
The proliferation of physician-owned distributorships could result in increased pricing pressure on our products or harm our ability to sell our products to physicians who own or are affiliated with those distributorships.
Physician-owned distributorships, or PODs, are medical device distributors that are owned, directly or indirectly, by physicians. These physicians derive revenue from selling or arranging for the sale of medical devices for use in procedures they perform on their own patients at hospitals or ambulatory surgical centers, or ASCs, that agree to purchase from or through the POD, or that otherwise furnish ordering physicians with income that is based directly or indirectly on those orders of medical devices.
These companies and the physicians who own, or partially own, them have significant market knowledge and access to the surgeons who use our products and the hospitals that purchase our products, and growth in this area may reduce our ability to compete effectively for business from surgeons who own such distributorships. On March 26, 2013, the U.S. Department of Health and Human Services Office of Inspector General issued a special fraud alert on PODs and stated that it views PODs as inherently suspect under the Federal Anti-Kickback Statute and is concerned about the proliferation of PODs. Nonetheless, the number of PODs in the spine industry may continue to grow as economic pressures increase throughout the industry, hospitals, insurers and physicians search for ways to reduce costs, and, in the case of the physicians, search for ways to increase their incomes.

If we are unable to train surgeons on the safe and appropriate use of our products, we may be unable to achieve our expected growth.
An important part of our sales process includes the ability to train surgeons on the safe and appropriate use of our products. If we become unable to attract potential new surgeon customers to our training programs, or if we are unable to attract existing customers to training programs for future products, we may be unable to achieve our expected growth.
There is a learning process involved for spine surgeons to become proficient in the use of our products. It is critical to the success of our commercialization efforts to train a sufficient number of spine surgeons and to provide them with adequate instruction in the use of our products via trade shows and leads generated by our sales force. This training process may take longer than expected and may therefore affect our ability to increase sales. Following completion of training, we rely on the trained surgeons to advocate the benefits of our products in the broader marketplace. Convincing surgeons to dedicate the time and energy necessary for adequate training is challenging, and we cannot assure you we will be successful in these efforts. If surgeons are not properly trained, they may misuse or ineffectively use our products. This may also result in unsatisfactory patient outcomes, patient injury, negative publicity or lawsuits against us, any of which could have an adverse effect on our business.
Although we believe our training methods for surgeons are conducted in compliance with FDA and other applicable regulations, if the FDA determines that our training constitutes promotion of an unapproved use, they could request that we modify our training or subject us to regulatory enforcement actions, including the issuance of a warning letter, injunction, seizure, civil fine and criminal penalty.
We have a limited operating history and may face difficulties encountered by early stage companies in new and rapidly evolving markets.
We began operations in 2000. Accordingly, we have a limited operating history upon which to base an evaluation of our business and prospects. In assessing our prospects, you must consider the risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets, particularly companies engaged in the development and sales of medical devices. These risks include our ability to:

•	manage rapidly changing and expanding operations;

•	establish and increase awareness of our brand and strengthen customer loyalty;

•
grow our direct sales force and increase the number of our independent sales agencies and international distributors to expand sales of our products in the United States and in targeted international markets;

•	implement and successfully execute our business and marketing strategy;

•	respond effectively to competitive pressures and developments;

•	continue to develop and enhance our products and products in development;

•	obtain regulatory clearance or approval to commercialize new products and enhance our existing products;

•	expand our presence and commence operations in international markets;

•	perform clinical research and trials on our existing products and current and future product candidates; and

•	attract, retain and motivate qualified personnel.
We can also be negatively affected by general economic conditions. Because of our limited operating history, we may not have insight into trends that could emerge and negatively affect our business.
As a result of these or other risks, our business strategy might not be successful.

Our business could suffer if we lose the services of key members of our senior management, key advisors or personnel.
We are dependent upon the continued services of key members of our executive management and a limited number of key advisors and personnel. In particular, we are highly dependent on the skills and leadership of our founders and executive management team. The loss of any one of these individuals could disrupt our operations or our strategic plans. Additionally, our future success will depend on, among other things, our ability to continue to hire and retain the necessary qualified scientific, technical, sales, marketing and managerial personnel, for whom we compete with numerous other companies, academic institutions and organizations. The loss of members of our management team, key advisors or personnel, or our inability to attract or retain other qualified personnel or advisors, could have a material adverse effect on our business, results of operations and financial condition.
The safety and efficacy of some of our products is not yet supported by long-term clinical data, which could limit sales, and our products might therefore prove to be less safe or effective than initially thought.
Our VerteBRIDGE platform products that we market in the United States either have received premarket clearance under Section 510(k) of the U.S. Federal Food, Drug, and Cosmetic Act, or FDCA, or are exempt from premarket review. The FDA’s 510(k) clearance process requires us to show that our proposed product is “substantially equivalent” to another 510(k)-cleared product. This process is shorter and typically requires the submission of less supporting documentation than other FDA approval processes and does not always require long-term clinical studies. In the European Union, manufacturers of medical devices are required by Directive 93/42/EEC to collect post-marketing clinical data in relation to their CE marked medical devices. Post-market surveillance includes the conduct of post-market clinical follow-up studies permitting manufacturers to gather information concerning quality, safety or performance of medical devices after they have been placed on the market in the EU. All information collected as part of the post-market surveillance process must be reviewed, investigated and analyzed on a regular basis in order to determine whether trending conclusions can be made concerning the safety or performance of the medical device and decisions must be taken in relation to the continued marketing of medical devices currently on the market. We expect to incur ongoing costs to comply with these post-market clinical obligations in France and other EU markets for so long as we continue to market and sell products in those markets. We anticipate that these costs will be immaterial going forward. Except for Mobi-C, we lack the breadth of published long-term clinical data supporting the safety and efficacy of our cervical technology products or our lumbar technology products and the benefits they offer that might have been generated in connection with other approval processes. For these reasons, spine surgeons may be slow to adopt our products, we may not have comparative data that our competitors have or are generating, and we may be subject to greater regulatory and product liability risks. Further, future patient studies or clinical experience, including those that we are starting in France, may indicate that treatment with our products does not improve patient outcomes. Such results would slow the adoption of our products by spine surgeons, would significantly reduce our ability to achieve expected sales and could prevent us from achieving and maintaining profitability. Moreover, if future results and experience indicate that our products cause unexpected or serious complications or other unforeseen negative effects, we could be subject to mandatory product recalls, suspension or withdrawal of FDA or other government’s clearance or approval, CE Certificates of Conformity, significant legal liability or harm to our business reputation.
If we do not enhance our product offerings through our research and development efforts, we may be unable to compete effectively.
In order to increase our market share in the spine market, we must enhance and broaden our product offerings in response to changing customer demands and competitive pressures and technologies. We might not be able to successfully develop, obtain regulatory approval, clearance or CE Certificates of Conformity to market new products, and our future products might not be accepted by the surgeons or the third-party payors who reimburse for many of the procedures performed with our products. The success of any new product offering or enhancement to an existing product will depend on numerous factors, including our ability to:

•	properly identify and anticipate surgeon and patient needs;

•	develop and introduce new products or product enhancements in a timely manner;

•	adequately protect our intellectual property and avoid infringing upon the intellectual property rights of third parties;

•	demonstrate the safety and efficacy of new products through the conduct of clinical investigations or the collection of existing relevant clinical data; and

•	obtain the necessary regulatory clearances, approvals or CE Certificates of Conformity for new products or product enhancements.

If we do not develop and obtain regulatory clearance, approval or CE Certificates of Conformity for new products or product enhancements in time to meet market demand, or if there is insufficient demand for these products or enhancements, our results of operations will suffer. Our research and development efforts may require a substantial investment of time and resources before we are adequately able to determine the commercial viability of a new product, technology, material or other innovation. In addition, even if we are able to develop enhancements or new generations of our products successfully, these enhancements or new generations of products may not produce sales in excess of the costs of development and they may be quickly rendered obsolete by changing customer preferences or the introduction by our competitors of products embodying new technologies or features.
If we fail to manage our anticipated growth properly, our business could suffer.
Our growth has placed, and, if it continues, will continue to place, a significant strain on our management and our operational and financial resources and systems. Failure to manage our growth effectively could cause us to over-invest or under-invest in infrastructure, and result in losses or weaknesses in our infrastructure, which could materially adversely affect us. Additionally, our anticipated growth will increase the demands placed on our suppliers, resulting in an increased need for us to monitor our suppliers carefully for quality assurance. Any failure by us to manage our growth effectively could have an adverse effect on our ability to achieve our development and commercialization goals.
We may seek to grow our business through acquisitions of or investments in new or complementary businesses, products or technologies, and the failure to manage any acquisitions or investments, or the failure to integrate them with our existing business, could have a material adverse effect on us.
From time to time we expect to consider opportunities to acquire or make investments in other technologies, products and businesses that may enhance our capabilities, complement our current products or expand the breadth of our markets or customer base. Potential and completed acquisitions and strategic investments involve numerous risks, including:

•	problems assimilating the purchased technologies, products or business operations;

•	issues maintaining uniform standards, procedures, controls and policies;

•	unanticipated costs associated with acquisitions;

•	diversion of management’s attention from our core business;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks associated with entering new markets in which we have limited or no experience;

•	potential loss of key employees of acquired businesses; and

•	increased legal and accounting compliance costs.
We have no current commitments with respect to any acquisition or investment and we have never entered into or completed an acquisition. We do not know if we will be able to identify suitable acquisitions, complete any such acquisitions on favorable terms or at all, successfully integrate any acquired business, product or technology into our business or retain any key personnel, suppliers or international distributors. Our ability to grow through acquisitions successfully depends upon our ability to identify, negotiate, complete and integrate suitable target businesses and to obtain any necessary financing. These efforts could be expensive and time-consuming, and may disrupt our ongoing business and prevent management from focusing on our operations. If we are unable to integrate any acquired businesses, products or technologies effectively, our business, results of operations and financial condition will be materially adversely affected.
We are required to maintain high levels of inventory, which could consume a significant amount of our resources and reduce our cash flows.
As a result of the need to maintain substantial levels of inventory, we are subject to the risk of inventory obsolescence. Many of our products come in sets that feature components in a variety of sizes allowing the implant or device to be customized to the patient’s needs. In order to market our products effectively, we often must maintain and provide surgeons and hospitals with implant sets, back-up products and products of different sizes. For each surgery, fewer than all of the components of the set are used, and therefore certain portions of the set may become obsolete before they can be used. In the event that a substantial portion of our inventory becomes obsolete, it could have a material adverse effect on our earnings and cash flows due to the resulting costs associated with the inventory impairment charges and costs required to replace such inventory.

We provide instrument sets for each surgery performed using our products, which could consume a significant amount of our resources and reduce our cash flows.
We provide instrument sets for each surgery performed using our products. As a result, we are required to maintain significant levels of instrument sets. The amount of this investment is driven by the number of surgeons or hospitals using our products, and as the number of different surgeons and hospitals that use our products increases, the number of instrument sets required to meet this demand will increase. Because we do not have the sales volume of some larger companies, we may not be able to utilize our instrument sets as often and our return on assets may be lower when compared to such companies. In addition, as we introduce new products, new instrument sets may be required, with a significant initial investment required to accommodate the launch of the product.
Consolidation in the healthcare industry could lead to demands for price concessions or to the exclusion of some suppliers from certain of our markets, which could have an adverse effect on our business, results of operations or financial condition.
Because healthcare costs have risen significantly over the past decade, numerous initiatives and reforms initiated by legislators, regulators and third-party payors to curb these costs have resulted in a consolidation trend in the healthcare industry to aggregate purchasing power. As the healthcare industry consolidates, competition to provide products and services to industry participants has become and will continue to become more intense. This in turn has resulted and will likely continue to result in greater pricing pressures and the exclusion of certain suppliers from important market segments as group purchasing organizations, independent delivery networks and large single accounts continue to use their market power to consolidate purchasing decisions for hospitals. We expect that market demand, government regulation, third-party coverage and reimbursement policies and societal pressures will continue to change the worldwide healthcare industry, resulting in further business consolidations and alliances among our customers, which may reduce competition, exert further downward pressure on the prices of our products and may adversely impact our business, results of operations or financial condition.
Our sales volumes and our operating results may fluctuate over the course of the year.
Our business is generally not seasonal in nature. However, our sales may be influenced by summer vacation and winter holiday periods, during which we have experienced fewer spine surgeries taking place. We have experienced and continue to experience meaningful variability in our sales and gross profit among quarters, as well as within each quarter, as a result of a number of factors, including, among other things:

•	the number of products sold in the quarter;

•	the number of surgical procedures performed during the quarter;

•	the demand for, and pricing of our products and the products of our competitors;

•	the timing of or failure to obtain regulatory clearances or approvals for products;

•	costs, benefits and timing of new product introductions;

•	increased competition;

•	the availability and cost of components and materials;

•	the number of selling days in the quarter;

•	fluctuation and foreign currency exchange rates; and

•	impairment and other special charges.

If we experience material weaknesses in the future or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately report our financial condition or results of operations which may adversely affect investor confidence in us and, as a result, the value of our common stock.
As a result of becoming a public company, we will be required, under Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting beginning with our Annual Report on Form 10-K for the year ended December 31, 2014. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented on a timely basis.
We are further enhancing the computer systems processes and related documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. The effectiveness of our controls and procedures may be limited by a variety of factors, including:

•	faulty human judgment and simple errors, omissions or mistakes;

•	fraudulent action of an individual or collusion of two or more people;

•	inappropriate management override of procedures; and

•	the possibility that any enhancements to controls and procedures may still not be adequate to assure timely and accurate financial control.
If we are unable to conclude that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which would likely cause the price of our common stock to decline.
When we cease to be an “emerging growth company” under the federal securities laws, our auditors will be required to express an opinion on the effectiveness of our internal controls. If we are unable to confirm that our internal control over financial reporting is effective, or if our auditors are unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline.
We expect to incur significant additional costs as a result of being a public company, which may adversely affect our operating results and financial condition.
We expect to incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act, as well as rules implemented by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, the Securities and Exchange Commission, or the SEC, and NASDAQ. These rules and regulations are expected to increase our accounting, legal and financial compliance costs and make some activities more time-consuming and costly. In addition, we will incur additional costs associated with our public company reporting requirements and we expect those costs to increase in the future. For example, we will be required to devote significant resources to complete the assessment and documentation of our internal control system and financial process under Section 404 of the Sarbanes-Oxley Act, including an assessment of the design of our information systems associated with our internal controls. We will incur significant costs to remediate any material weaknesses we identify through these efforts. We also expect these rules and regulations to make it more expensive for us to maintain directors’ and officers’ liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees, or as executive officers. We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.
New laws and regulations, as well as changes to existing laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act, the Dodd-Frank Act and rules adopted by the SEC and NASDAQ, would likely result in increased costs to us as we respond to their requirements, which may adversely affect our operating results and financial condition.

If we experience significant disruptions in our information technology systems, our business may be adversely affected.
We depend on our information technology systems for the efficient functioning of our business, including accounting, data storage, compliance, purchasing and inventory management. Our current systems are not fully redundant; however, we are in the process of upgrading them. We expect these upgrades to take two to three years to complete. While we will attempt to mitigate interruptions, we may experience difficulties in implementing some upgrades which would impact our business operations, or experience difficulties in operating our business during the upgrade, either of which could disrupt our operations, including our ability to timely ship and track product orders, project inventory requirements, manage our supply chain and otherwise adequately service our customers. In the event we experience significant disruptions as a result of the current implementation of our information technology systems, we may not be able to repair our systems in an efficient and timely manner. Accordingly, such events may disrupt or reduce the efficiency of our entire operation and have a material adverse effect on our results of operations and cash flows.
We are increasingly dependent on sophisticated information technology for our infrastructure. Our information systems require an ongoing commitment of significant resources to maintain, protect and enhance existing systems. Failure to maintain or protect our information systems and data integrity effectively could have a materially adverse effect on our business. For example, third parties may attempt to hack into systems and may obtain our proprietary information.
Fluctuations in insurance cost and availability could adversely affect our profitability or our risk management profile.
We hold a number of insurance policies, including product liability insurance, directors’ and officers’ liability insurance, general liability insurance, property insurance and workers’ compensation insurance. If the costs of maintaining adequate insurance coverage increase significantly in the future, our operating results could be materially adversely affected. Likewise, if any of our current insurance coverage should become unavailable to us or become economically impractical, we would be required to operate our business without indemnity from commercial insurance providers. If we operate our business without insurance, we could be responsible for paying claims or judgments against us that would have otherwise been covered by insurance, which could adversely affect our results of operations or financial condition.
Risks Related to our Legal and Regulatory Environment
Our medical device products and operations are subject to extensive governmental regulation both in the United States and abroad, and our failure to comply with applicable requirements could cause our business to suffer.
Our medical device products and operations are subject to extensive regulation by the FDA and various other federal, state and foreign governmental authorities, such as the competent authorities of EEA countries. Government regulation of medical devices is meant to assure their safety and effectiveness, and includes regulation of, among other things:

•	design, development and manufacturing;

•	testing, labeling, content and language of instructions for use and storage;

•	clinical trials;

•	product safety;

•	marketing, sales and distribution;

•	regulatory clearances and approvals including premarket clearance and approval;

•	conformity assessment procedures;

•	product traceability and record keeping procedures;

•	advertising and promotion;

•	product complaints, complaint reporting, recalls and field safety corrective actions;

•	post-market surveillance, including reporting of deaths or serious injuries and malfunctions that, if they were to recur, could lead to death or serious injury;

•	post-market studies; and

•	product import and export.
The regulations to which we are subject are complex and have tended to become more stringent over time. Regulatory changes could result in restrictions on our ability to carry on or expand our operations, higher than anticipated costs or lower than anticipated sales.
Before we can market or sell a new regulated product or a significant modification to an existing product in the United States, we must obtain either clearance under Section 510(k) of the FDCA or an approval of a premarket approval, or PMA, application unless the device is specifically exempt from premarket review. In the 510(k) clearance process, the FDA must determine that a proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, with respect to intended use, technology and safety and effectiveness, in order to clear the proposed device for marketing. Clinical data is sometimes required to support substantial equivalence. In the PMA approval process, the FDA must determine that a proposed device is safe and effective for its intended use based, in part, on extensive data, including, but not limited to, technical, pre-clinical, clinical trial, manufacturing and labeling data. The PMA process is typically required for devices for which the 510(k) process cannot be used and that are deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices. Modifications to products that are approved through a PMA application generally need FDA approval. Similarly, some modifications made to products cleared through a 510(k) may require a new 510(k). The FDA’s 510(k) clearance process usually takes from three to 12 months, but may last longer. The process of obtaining a PMA is much more costly and uncertain than the 510(k) clearance process and generally takes from one to three years, or even longer, from the time the application is submitted to the FDA until an approval is obtained.
In the United States, other than Mobi-C, our currently commercialized products either have received premarket clearance under Section 510(k) of the FDCA or are exempt from premarket review. If the FDA requires us to go through a lengthier, more rigorous examination for future products or modifications to existing products than we had expected, our product introductions or modifications could be delayed or canceled, which could cause our sales to decline. The FDA may demand that we obtain a PMA prior to marketing certain of our future products. In addition, if the FDA disagrees with our determination that a product we currently market is subject to an exemption from premarket review, the FDA may require us to submit a 510(k) or PMA in order to continue marketing the product. Further, even with respect to those future products where a PMA is not required, we cannot assure you that we will be able to obtain the 510(k) clearances with respect to those products.
The FDA can delay, limit or deny clearance or approval of a device for many reasons, including:

•	we may not be able to demonstrate to the FDA’s satisfaction that our products are safe and effective for their intended uses;

•	the data from our pre-clinical studies and clinical trials may be insufficient to support clearance or approval, where required; and

•	the manufacturing process or facilities we use may not meet applicable requirements.
In addition, the FDA may change its clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions that may prevent or delay approval or clearance of our products under development or impact our ability to modify our currently approved or cleared products on a timely basis. For example, in 2011, the FDA announced a Plan of Action to modernize and improve the FDA’s premarket review of medical devices, and has implemented, and continues to implement, reforms intended to streamline the premarket review process. In addition, as part of the Food and Drug Administration Safety and Innovation Act of 2012, or FDASIA, Congress enacted several reforms entitled the Medical Device Regulatory Improvements and additional miscellaneous provisions which will further affect medical device regulation both pre- and post-approval. Any change in the laws or regulations that govern the clearance and approval processes relating to our current and future products could make it more difficult and costly to obtain clearance or approval for new products, or to produce, market and distribute existing products.
The FDA could also reclassify some or all of our products that are currently classified as Class II to Class III requiring additional controls, clinical studies and submission of a PMA for us to continue marketing and selling those products. Under new changes instituted by FDASIA, the FDA may now change the classification of a medical device by administrative order instead of by regulation. Although the revised process is simpler, the FDA must still publish a proposed order in the Federal Register, hold a device classification panel meeting and consider comments from affected stakeholders before issuing the reclassification order. We cannot guarantee that the FDA will not reclassify any of our Class II devices into Class III and require us to submit a PMA for FDA review and approval of the safety and effectiveness of our products.
Any delay in, or failure to receive or maintain, clearance or approval for our products under development could prevent us from generating revenue from these products or achieving profitability. Additionally, the FDA and other regulatory authorities have broad enforcement powers. Regulatory enforcement or inquiries, or other increased scrutiny on us, could dissuade some surgeons from using our products and adversely affect our reputation and the perceived safety and efficacy of our products.
In addition, even after we have obtained the proper regulatory clearance or approval to market a product, the FDA has the power to require us to conduct postmarketing studies. For example, as a condition of approval, we are required to conduct a post-approval study of Mobi-C, as well as an enhanced surveillance study. The post-approval study will take the form of continued follow-up for the existing pivotal clinical trial subjects to evaluate overall success rate over a total of seven years. This study is expected to cost approximately $1.35 million annually and should be completed in the first half of 2015. The enhanced surveillance study will be a post-market surveillance system designed primarily to identify any adverse events, device malfunctions or complaints for patients implanted with the device during the first ten years of commercial use in the United States, with an expected cost of approximately $150,000 per year. Failure to conduct required studies in a timely manner could result in the revocation of the 510(k) clearance or PMA approval for the product that is subject to such a requirement and could also result in the recall or withdrawal of the product, which would prevent us from generating sales from that product in the United States.
In the EEA, our medical devices must comply with the Essential Requirements laid down in Annex I to the EU Medical Devices Directive (Council Directive 93/42/EEC). Compliance with these requirements is a prerequisite to be able to affix the CE mark of conformity to our medical devices, without which they cannot be marketed or sold in the EEA. To demonstrate compliance with the Essential Requirements laid down in Annex I to the Medical Devices Directive we must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. Except for low risk medical devices (Class I with no measuring function and which are not sterile), where the manufacturer can issue an EC Declaration of Conformity based on a self-assessment of the conformity of its products with the Essential Requirements laid down in Annex I to the Medical Devices Directive, a conformity assessment procedure requires the intervention of a third party organization designated by competent authorities of a EEA country to conduct conformity assessments, or a Notified Body. The Notified Body would typically audit and examine products’ Technical File and the quality system for the manufacture, design and final inspection of our devices before issuing a CE Certificate of Conformity demonstrating compliance with the relevant Essential Requirements laid down in Annex I to the Medical Devices Directive.
Medical device manufacturers must carry out a clinical evaluation of their medical devices to demonstrate conformity with the relevant Essential Requirements laid down in Annex I to the Medical Device Directive covering safety and performance. This clinical evaluation is part of the product’s Technical File. A clinical evaluation includes an assessment of whether a medical device’s performance is in accordance with its intended use, that the known and foreseeable risks linked to the use of the device under normal conditions are minimized and acceptable when weighed against the benefits of its intended purpose. The clinical evaluation conducted by the manufacturer must also address any clinical claims, the adequacy of the device labeling and information (particularly claims, contraindications, precautions/warnings) and the suitability of related Instructions for Use. This assessment must be based on clinical data, which can be obtained from (i) clinical studies conducted on the devices being assessed; (ii) scientific literature from similar devices whose equivalence with the assessed device can be demonstrated; or (iii) both clinical studies and scientific literature.
With respect to implantable devices or devices classified as Class III in the European Union, or EU, the manufacturer must conduct clinical studies to obtain the required clinical data, unless relying on existing clinical data from similar devices can be justified. As part of the conformity assessment process, depending on the type of devices, the Notified Body will review the manufacturer’s clinical evaluation process, assess the clinical evaluation data of a representative sample of the devices’ subcategory or generic group (for Class IIa and IIb devices), or assess all the clinical evaluation data, verify the manufacturer’s assessment of that data and assess the validity of the clinical evaluation report and the conclusions drawn by the manufacturer (for implantable and Class III devices). The conduct of clinical studies to obtain clinical data that might be required as part of the described clinical evaluation process can be expensive and time-consuming.
Even after we receive a CE Certificate of Conformity enabling us to affix the CE mark on our products and to sell these products in the EEA countries, a Notified Body or a competent authority may require postmarketing studies of our products. In fact, the French government recently requested us to start such studies on our products sold in France. Failure to comply with such requests in a timely manner could result in the withdrawal of our CE Certificate of Conformity and the recall or withdrawal of the subject product from the European market, which would prevent us from generating sales for that product in Europe. Moreover, each CE Certificate of Conformity is valid for a maximum of five years, more commonly three years. At the end of each period of validity we are required to apply to the Notified Body for a renewal of the CE Certificates of Conformity. There may be delays in the renewal of the CE Certificates of Conformity or the Notified Body may require modifications to our products or to the related Technical Files before it agrees to issue the new CE Certificates of Conformity.
On September 26, 2012, the European Commission adopted a package of legislative proposals designed to replace the existing regulatory framework for medical devices in the EEA. The European Commission’s proposals may undergo significant amendments as they are reviewed by the European Council and European Parliament as part of the EU legislative process. If and when adopted the proposed new legislation may prevent or delay the EEA approval or clearance of our products under development or impact our ability to modify our currently EEA approved or cleared products on a timely basis.

To market and sell our products in other countries, we must seek and obtain regulatory approvals, certifications or registrations and comply with the laws and regulations of those countries. These laws and regulations, including the requirements for approvals, certifications or registrations and the time required for regulatory review, vary from country to country. Obtaining and maintaining foreign regulatory approvals, certifications or registrations are expensive, and we cannot be certain that we will receive regulatory approvals, certifications or registrations in any foreign country in which we plan to market our products. If we fail to obtain or maintain regulatory approvals, certifications or registrations in any foreign country in which we plan to market our products, our ability to generate revenue will be harmed.
Failure to comply with applicable laws and regulations could jeopardize our ability to sell our products and result in enforcement actions such as:

•	warning letters;

•	fines;

•	injunctions;

•	civil penalties;

•	termination of distribution;

•	recalls or seizures of products;

•	delays in the introduction of products into the market;

•	total or partial suspension of production;

•	refusal of the FDA or other regulator to grant future clearances or approvals;

•	withdrawals or suspensions of current clearances or approvals, resulting in prohibitions on sales of our products;

•	withdrawal of the CE Certificates of Conformity granted by the Notified Body or delay in obtaining these certificates; and/or

•	in the most serious cases, criminal penalties.
Any of these sanctions could result in higher than anticipated costs or lower than anticipated sales and have a material adverse effect on our reputation, business, results of operations and financial condition.
There is no guarantee that the FDA will grant 510(k) clearance or PMA approval of our future products, and failure to obtain necessary clearances or approvals for our future products would adversely affect our ability to grow our business.
Some of our new products will require FDA clearance of a 510(k) or FDA approval of a PMA. The FDA may not approve or clear these products for the indications that are necessary or desirable for successful commercialization. Indeed, the FDA may refuse our requests for 510(k) clearance or premarket approval of new products.
The FDA recently issued guidance documents intended to explain the procedures and criteria the FDA will use in assessing whether a 510(k) submission meets a minimum threshold of acceptability and should be accepted for substantive review. Under the “Refuse to Accept” guidance, the FDA conducts an early review against specific acceptance criteria to inform 510(k) and PMA submitters if the submission is administratively complete, or if not, to identify the missing element(s). Submitters are given the opportunity to provide the FDA with the identified information. If the information is not provided within a defined time, the submission will not be accepted for FDA review. Significant delays in receiving clearance or approval, or the failure to receive clearance or approval for our new products would have an adverse effect on our ability to expand our business.

Modifications to our products may require new 510(k) clearances or premarket approvals, or may require us to cease marketing or recall the modified products until clearances are obtained.
Any modification to a 510(k)-cleared device that could significantly affect its safety or effectiveness, including significant design and manufacturing changes, or that would constitute a major change in its intended use, design or manufacture, requires a new 510(k) clearance or, possibly, approval of a PMA. The FDA requires every manufacturer to make this determination in the first instance, but the FDA may review any manufacturer’s decision. The FDA may not agree with our decisions regarding whether new clearances or approvals are necessary. We have modified some of our 510(k) cleared products, and have determined based on our review of the applicable FDA guidance that in certain instances the changes did not require new 510(k) clearances or PMA approval. If the FDA disagrees with our determination and requires us to seek new 510(k) clearances or PMA approval for modifications to our previously cleared products for which we have concluded that new clearances or approvals are unnecessary, we may be required to cease marketing or distribution of our products or to recall the modified product until we obtain clearance or approval, and we may be subject to significant regulatory fines or penalties.
Furthermore, potential changes to the 510(k) program may make it more difficult for us to make modifications to our previously cleared products, by either imposing more strict requirements on when a new 510(k) clearance for a modification to a previously cleared product must be submitted, or applying more onerous review criteria to such submissions. In July and December 2011, respectively, the FDA issued draft guidance documents addressing when to submit a new 510(k) clearance due to modifications to 510(k)-cleared products and the criteria for evaluating substantial equivalence. The July 2011 draft guidance document was ultimately withdrawn as the result of the FDASIA. As a result, the FDA’s original guidance document regarding 510(k) modifications, which dates back to 1997, remains in place. It is uncertain when the FDA will seek to issue new guidance on product modifications. Any efforts to do so could result in a more rigorous review process and make it more difficult to obtain clearance for device modifications.
In the EEA, we must inform the Notified Body that carried out the conformity assessment of the medical devices we market or sell in the EEA of any planned substantial changes to our quality system or changes to our devices which could affect compliance with the Essential Requirements laid down in Annex I to the Medical Devices Directive or the devices’ intended purpose. The Notified Body will then assess the changes and verify whether they affect the products’ conformity with the Essential Requirements laid down in Annex I to the Medical Devices Directive or the conditions for the use of the device. If the assessment is favorable, the Notified Body will issue a new CE Certificate of Conformity or an addendum to the existing CE Certificate of Conformity attesting compliance with the Essential Requirements laid down in Annex I to the Medical Devices Directive. If it is not, we may not be able to continue to market and sell the product in the EEA.
We may fail to obtain or maintain foreign regulatory approvals to market our products in other countries.
We currently market our products internationally and intend to expand our international marketing. International jurisdictions require separate regulatory approvals and compliance with numerous and varying regulatory requirements. For example, outside of the United States and the EEA, we intend to continue to seek regulatory clearance to market our primary products in China, Brazil, Japan, South Korea and other key markets. The approval procedures vary among countries and may involve requirements for additional testing, and the time required to obtain approval may differ from country to country and from that required to obtain clearance or approval in the United States and the necessary CE Certificates of Conformity in the EEA countries.
Clearance or approval in the United States and/or a CE Certificate of Conformity in the EEA countries does not ensure approval or certification by regulatory authorities in other countries or jurisdictions, and approval or certification by one foreign regulatory authority does not ensure approval or certification by regulatory authorities in other foreign countries or by the FDA. The foreign regulatory approval or certification process may include all of the risks associated with obtaining FDA clearance or approval. In addition, some countries only approve or certify a product for a certain period of time, and we are required to re-approve or re-certify our products in a timely manner prior to the expiration of our prior approval or certification. We may not obtain foreign regulatory approvals on a timely basis, if at all. We may not be able to file for regulatory approvals or certifications and may not receive necessary approvals to commercialize our products in any market. If we fail to receive necessary approvals or certifications to commercialize our products in foreign jurisdictions on a timely basis, or at all, or if we fail to have our products re-approved or re-certified, our business, results of operations and financial condition could be adversely affected.
These and other factors may have a material adverse effect on our international operations or on our business, results of operations and financial condition generally.

If we or our suppliers fail to comply with ongoing EU and FDA or other foreign regulatory authority requirements, or if we experience unanticipated problems with our products, these products could be subject to restrictions or withdrawal from the market.
Any product for which we obtain clearance or approval, and the manufacturing processes, reporting requirements, post-approval clinical data and promotional activities for such product, will be subject to continued regulatory review, oversight and periodic inspections by the FDA and other domestic and foreign regulatory bodies. In particular, we and our third-party suppliers are required to comply with the FDA’s Quality System Regulation, or QSR. In the EEA countries, compliance with harmonized standards is also recommended as this is interpreted as a presumption of conformity with the relevant Essential Requirements laid down in Annex I to the Medical Devices Directive. These FDA regulations and EU standards cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our products. Compliance with applicable regulatory requirements is subject to continual review and is monitored rigorously through periodic inspections by the FDA. Compliance with harmonized standards in the EEA is also subject to regular review through the conduct of inspection by Notified Bodies or other certification bodies. If we, or our manufacturers, fail to adhere to QSR requirements in the United States or other harmonized standards in the EEA, this could delay production of our products and lead to fines, difficulties in obtaining regulatory clearances, CE Certificate of Conformity, recalls, enforcement actions, including injunctive relief or consent decrees, or other consequences, which could, in turn, have a material adverse effect on our financial condition or results of operations.
In addition, the FDA audits compliance with the QSR through periodic announced and unannounced inspections of manufacturing and other facilities. The failure by us or one of our suppliers to comply with applicable statutes and regulations administered by the FDA, or the failure to timely and adequately respond to any adverse inspectional observations or product safety issues, could result in any of the following enforcement actions:

•	untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;

•	unanticipated expenditures to address or defend such actions;

•	customer notifications or repair, replacement, refunds, recall, detention or seizure of our products;

•	operating restrictions or partial suspension or total shutdown of production;

•	refusing or delaying our requests for 510(k) clearance or premarket approval of new products or modified products;

•	withdrawing 510(k) clearances or PMA approvals that have already been granted;

•	refusal to grant export approval for our products; or

•	criminal prosecution.
Any of these sanctions could have a material adverse effect on our reputation, business, results of operations and financial condition. Furthermore, our key component suppliers may not currently be or may not continue to be in compliance with all applicable regulatory requirements, which could result in our failure to produce our products on a timely basis and in the required quantities, if at all.
Outside the EEA and the United States our products and operations are also often required to comply with standards set by foreign regulatory bodies, and those standards, types of evaluation and scope of review differ among foreign regulatory bodies. We intend to comply with the standards enforced by such foreign regulatory bodies as needed to commercialize our products. If we fail to comply with any of these standards adequately, a foreign regulatory body may take adverse actions similar to those within the power of a Notified Body or competent authority or the FDA. Any such action may harm our reputation and business, and could have an adverse effect on our business, results of operations and financial condition.

If our products, or malfunction of our products, cause or contribute to a death or a serious injury, we will be subject to medical device reporting regulations, which can result in voluntary corrective actions or agency enforcement actions.
Under the FDA medical device reporting regulations, medical device manufacturers are required to report to the FDA information that a device has or may have caused or contributed to a death or serious injury or has malfunctioned in a way that would likely cause or contribute to death or serious injury if the malfunction of the device or one of our similar devices were to recur. All manufacturers placing medical devices in the market in the EEA are legally bound to report any serious or potentially serious incidents involving devices they produce or sell to the competent authority in whose jurisdiction the incident occurred. Were this to happen to us, the relevant competent authority would file an initial report, and there would then be a further inspection or assessment if there were particular issues. Either this would be carried out either by the competent authority or it could require that the Notified Body carry out the inspection or assessment.
Any such adverse event involving our products could result in future voluntary corrective actions, such as recalls or customer notifications, or agency action, such as inspection or enforcement action. Adverse events involving our products have been reported to us in the past, and we cannot guarantee that they will not occur in the future. Any corrective action, whether voluntary or involuntary, will require the dedication of our time and capital, distract management from operating our business and may harm our reputation and financial results.
In the EEA, we must comply with the EU Medical Device Vigilance System. Under this system, incidents must be reported to the relevant authorities of the EEA countries, and manufacturers are required to take Field Safety Corrective Actions, or FSCAs, to reduce a risk of death or serious deterioration in the state of health associated with the use of a medical device that is already placed on the market. An incident is defined as any malfunction or deterioration in the characteristics and/or performance of a device, as well as any inadequacy in the labeling or the instructions for use which, directly or indirectly, might lead to or might have led to the death of a patient or user or of other persons or to a serious deterioration in their state of health. An FSCA may include the recall, modification, exchange, destruction or retrofitting of the device. FSCAs must be communicated by the manufacturer or its European Authorized Representative to its customers and/or to the end users of the device through Field Safety Notices.
Our products may in the future be subject to product recalls. A recall of our products, either voluntarily or at the direction of the FDA or another governmental authority, or the discovery of serious safety issues with our products, could have a significant adverse impact on us.
The FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture. In this case, the FDA, the authority to require a recall must be based on an FDA finding that there is reasonable probability that the device would cause serious injury or death. In addition, foreign governmental bodies have the authority to require the recall of our products in the event of material deficiencies or defects in design or manufacture. Manufacturers may, under their own initiative, recall a product if any material deficiency in a device is found. The FDA requires that certain classifications of recalls be reported to the FDA within 10 working days after the recall is initiated. A government-mandated or voluntary recall by us or one of our international distributors could occur as a result of an unacceptable risk to health, component failures, malfunctions, manufacturing errors, design or labeling defects or other deficiencies and issues. Recalls of any of our products would divert managerial and financial resources and have an adverse effect on our reputation, results of operations and financial condition, which could impair our ability to produce our products in a cost-effective and timely manner in order to meet our customers’ demands. We may also be subject to liability claims, be required to bear other costs, or take other actions that may have a negative impact on our future sales and our ability to generate profits. Companies are required to maintain certain records of recalls, even if they are not reportable to the FDA. We may initiate voluntary recalls involving our products in the future that we determine do not require notification of the FDA. If the FDA disagrees with our determinations, they could require us to report those actions as recalls. A future recall announcement could harm our reputation with customers and negatively affect our sales. In addition, the FDA could take enforcement action for failing to report the recalls when they were conducted.
Further, under the FDA’s medical device reporting, or MDR, regulations, we are required to report to the FDA any incident in which our product may have caused or contributed to a death or serious injury or in which our product malfunctioned and, if the malfunction were to recur, would likely cause or contribute to death or serious injury. Repeated product malfunctions may result in a voluntary or involuntary product recall, which could divert managerial and financial resources, impair our ability to manufacture our products in a cost-effective and timely manner, and have an adverse effect on our reputation, results of operations and financial condition. We are also required to follow detailed recordkeeping requirements for all firm-initiated medical device corrections and removals, and to report such corrective and removal actions to FDA if they are carried out in response to a risk to health and have not otherwise been reported under the MDR regulations. In addition, in December of 2012, the FDA issued a draft guidance intended to assist the FDA and industry in distinguishing medical device recalls from product enhancements. Per the guidance, if any change or group of changes to a device addresses a violation of the FDCA, that change would generally constitute a medical device recall and require submission of a recall report to the FDA.

If the third parties on which we rely to conduct our clinical trials and to assist us with pre-clinical development do not perform as contractually required or expected, we may not be able to obtain regulatory clearance, approval or a CE Certificate of Conformity for or commercialize our products.
We often must rely on third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories to conduct our clinical trials and prepare our PMA submissions. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if these third parties need to be replaced, or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our pre-clinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval or a CE Certificate of Conformity for, or successfully commercialize, our products on a timely basis, if at all, and our business, operating results and prospects may be adversely affected. Furthermore, our third-party clinical trial investigators may be delayed in conducting our clinical trials for reasons outside of their control.
The results of our clinical trials may not support our product candidate claims or may result in the discovery of adverse side effects.
Our ongoing research and development, pre-clinical testing and clinical trial activities are subject to extensive regulation and review by numerous governmental authorities both in the United States and abroad. We are currently conducting pre-and post-market clinical studies of some of our products to gather information about these products’ safety, efficacy or optimal use. In the future we may conduct clinical trials to support approval of new products. Clinical studies must be conducted in compliance with FDA regulations or the FDA may take enforcement action. The data collected from these clinical studies may ultimately be used to support market clearance for these products. Even if our clinical trials are completed as planned, we cannot be certain that their results will support our product candidate claims or that the FDA or foreign authorities and Notified Bodies will agree with our conclusions regarding them. Success in pre-clinical studies and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the later trials will replicate the results of prior trials and pre-clinical studies. The clinical trial process may fail to demonstrate that our product candidates are safe and effective for the proposed indicated uses, which could cause us to abandon a product candidate and may delay development of others. Any delay or termination of our clinical trials will delay the filing of our product submissions and, ultimately, our ability to commercialize our product candidates and generate revenues. It is also possible that patients enrolled in clinical trials will experience adverse side effects that are not currently part of the product candidate’s profile.
We may be subject to enforcement action if we engage in improper marketing or promotion of our products.
Our promotional materials and training methods must comply with FDA and other applicable laws and regulations, including the prohibition of the promotion of unapproved, or off-label, use. Surgeons may use our products off-label, as the FDA does not restrict or regulate a surgeon’s choice of treatment within the practice of medicine. However, if the FDA determines that our promotional materials or training constitutes promotion of an off-label use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine or criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our promotional or training materials to constitute promotion of an off-label use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. In that event, our reputation could be damaged and adoption of the products could be impaired. Although our policy is to refrain from statements that could be considered off-label promotion of our products, the FDA or another regulatory agency could disagree and conclude that we have engaged in off-label promotion. In addition, the off-label use of our products may increase the risk of product liability claims. Product liability claims are expensive to defend and could divert our management’s attention, result in substantial damage awards against us, and harm our reputation.
Further, the advertising and promotion of our products is subject to EEA Member States laws implementing Directive 93/42/EEC concerning Medical Devices, or the EU Medical Devices Directive, Directive 2006/114/EC concerning misleading and comparative advertising, and Directive 2005/29/EC on unfair commercial practices, as well as other EEA Member State legislation governing the advertising and promotion of medical devices. In addition, we are subject to EU and national Codes of Conduct. These laws and Codes of Conduct may limit or restrict the advertising and promotion of our products to the general public and may impose limitations on our promotional activities with healthcare professionals.
If we or our sales representatives fail to comply with U.S. federal and state fraud and abuse laws, we could be subject to civil and criminal penalties, which could adversely impact our reputation and business operations.
There are numerous U.S. federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback laws and physician self-referral laws. Our relationships with surgeons, hospitals, group purchasing organizations and our international distributors are subject to scrutiny under these laws. Violations of these laws are punishable by criminal and civil sanctions, including significant monetary penalties and, in some instances, imprisonment and exclusion from participation in federal and state healthcare programs, including the Medicare, Medicaid and Veterans Administration health programs.

Healthcare fraud and abuse regulations are complex, and even minor irregularities can potentially give rise to claims that a statute or prohibition has been violated. The laws that may affect our ability to operate include:

•
the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering, or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs such as Medicare and Medicaid;

•
the federal False Claims Act, which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other third-party payors that are false or fraudulent;

•
the federal Health Insurance Portability and Accountability Act of 1996, as amended, which created federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•	the Federal Trade Commission Act and similar laws regulating advertisement and consumer protections;

•	the federal Foreign Corrupt Practices Act of 1997, which prohibits corrupt payments, gifts or transfers of value to foreign officials; and

•
foreign and/or U.S. state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers.

Further, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or, collectively, the PPACA, among other things, amends the intent requirements of the federal Anti-Kickback Statute and the criminal statute governing healthcare fraud. A person or entity can now be found guilty of violating the Anti-Kickback Statute and the federal criminal healthcare fraud statute without actual knowledge of the statute or specific intent to violate it. In addition, the PPACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act or federal civil money penalties statute. Possible sanctions for violation of laws include monetary fines, civil and criminal penalties, exclusion from Medicare and Medicaid programs and forfeiture of amounts collected in violation of such prohibitions. Moreover, while we do not submit claims and our customers make the ultimate decision on how to submit claims, from time-to-time, we may provide reimbursement guidance to our customers. If a government authority were to conclude that we provided improper advice to our customers and/or encouraged the submission of false claims for reimbursement, we could face action against us by government authorities. Any violations of these laws, or any action against us for violation of these laws, even if we successfully defend against it, could result in a material adverse effect on our reputation, business, results of operations and financial condition.
We have entered into consulting agreements and royalty agreements with surgeons, including some who order and use our products in procedures they perform. While these transactions were structured to comply with all applicable laws, including state and federal anti-kickback laws, to the extent applicable, regulatory agencies may view these transactions as prohibited arrangements that must be restructured, or discontinued, or for which we could be subject to other significant penalties, including debarment. We could be adversely affected if regulatory agencies interpret our financial relationships with spine surgeons who order our products to be in violation of applicable laws. This could subject us to civil and criminal penalties for non-compliance, the cost of which could be substantial.
Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available under the federal Anti-Kickback Statue, it is possible that some of our business activities, including our relationship with surgeons, hospitals, group purchasing organizations and our independent distributors, could be subject to challenge under one or more of such laws.
To enforce compliance with the federal laws, the U.S. Department of Justice, or DOJ, has recently increased its scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Dealing with investigations can be time- and resource-consuming and can divert management’s attention from the business. Additionally, settlements with the DOJ or other law enforcement agencies have forced healthcare providers to agree to additional onerous compliance and reporting requirements as part of a consent decree or corporate integrity agreement. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business.
In certain cases, federal and state authorities pursue actions for false claims on the basis that manufacturers and distributors are promoting off-label uses of their products. Pursuant to FDA regulations, we can only market our products for cleared or approved uses. Although surgeons are permitted to use medical devices for indications other than those cleared or approved by the FDA, we are prohibited from promoting products for off-label uses. We market our products and provide promotional materials and training programs to surgeons regarding the use of our products. If it is determined that our marketing, promotional materials or training programs constitute promotion of unapproved uses, we could be subject to significant fines in addition to regulatory enforcement actions, including the issuance of a warning letter, injunction, seizure and criminal penalty.
On February 8, 2013, the Centers for Medicare & Medicaid Services, or CMS, released its final rule implementing certain provisions of the PPACA that impose new reporting requirements on device manufacturers for payments by them and in some cases their distributors to physicians and teaching hospitals, as well as ownership and investment interests held by physicians (commonly known as the Physician Payment Sunshine Act). Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (or up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. Device manufacturers must begin collecting data on August 1, 2013 and submit reports to CMS by March 31, 2014 (and the 90th day of each subsequent calendar year). In addition, CMS estimates that approximately 1,000 device and medical supply companies will be required to comply with the disclosure requirements and that the average cost per entity will be approximately $170,000 in the first year. Due to the difficulty in complying with Physician Payment Sunshine Act and the nature of our U.S. sales force concentrated with independent sales agencies, we cannot assure you that we will successfully report all transfers of value by us and our independent sales agencies, and any failure to comply could result in significant fines and penalties.
In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians. Some states, such as California, Massachusetts and Nevada, mandate implementation of commercial compliance programs, while other states, such as Massachusetts and Vermont, impose restrictions on device manufacturer marketing practices and tracking and reporting of gifts, compensation and other remuneration to physicians. A similar trend is observed in foreign jurisdictions such as France. In France, a recently adopted law and a decree require companies working in the health sector to publicly disclose direct or indirect benefits granted to, and agreements entered into with, physicians and other healthcare professionals. The shifting commercial compliance environment and the need to build and maintain robust and expandable systems to comply with different compliance and/or reporting requirements in multiple jurisdictions increase the possibility that a healthcare company may run afoul of one or more of the requirements.
Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.
Most of these laws apply to not only the actions taken by us, but also actions taken by our distributors. We have limited knowledge and control over the business practices of our distributors, and we may face regulatory action against us as a result of their actions which could have a material adverse effect on our reputation, business, results of operations and financial condition.
In addition, the scope and enforcement of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal or state regulatory authorities might challenge our current or future activities under these laws. Any such challenge could have a material adverse effect on our reputation, business, results of operations and financial condition. Any state or federal regulatory review of us, regardless of the outcome, would be costly and time-consuming. Additionally, we cannot predict the impact of any changes in these laws, whether or not retroactive.
Legislative or regulatory healthcare reforms may make it more difficult and costly for us to obtain regulatory clearance or approval of our products and to produce, market and distribute our products after clearance or approval is obtained.
Recent political, economic and regulatory influences are subjecting the healthcare industry to fundamental changes. The sales of our products depend in part on the availability of coverage and reimbursement from third-party payors such as government health programs, private health insurers, health maintenance organizations and other healthcare-related organizations. Both the federal and state governments in the United States and foreign governments continue to propose and pass new legislation and regulations designed to contain or reduce the cost of healthcare. Such legislation and regulations may result in decreased reimbursement for medical devices and/or the procedures in which they are used, which may further exacerbate industry-wide pressure to reduce the prices charged for medical devices. This could harm our ability to market our products and generate sales.
In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of our products. Delays in receipt of, or failure to receive, regulatory clearances or approvals for our new products would have a material adverse effect on our business, results of operations and financial condition.
Federal and state governments in the United States have recently enacted legislation to overhaul the nation’s healthcare system. While the goal of healthcare reform is to expand coverage to more individuals, it also involves increased government price controls, additional regulatory mandates and other measures designed to constrain medical costs. The PPACA significantly impacts the medical device industry. Among other things, the PPACA:

•	imposes an annual excise tax of 2.3% on any entity that manufactures or imports medical devices offered for sale in the United States beginning in 2013 (described in more detail below);

•	establishes a new Patient-Centered Outcomes Research Institute to oversee and identify priorities in comparative clinical effectiveness research in an effort to coordinate and develop such research;

•
implements payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models, beginning on or before January 1, 2013; and

•	creates an independent payment advisory board that will submit recommendations to reduce Medicare spending if projected Medicare spending exceeds a specified growth rate.
In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. On August 2, 2011, the President signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes reductions to Medicare payments to providers of 2% per fiscal year. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which delayed for another two months the budget cuts mandated by these sequestration provisions of the Budget Control Act of 2011. On March 1, 2013, the President signed an executive order implementing sequestration, and on April 1, 2013, the 2% Medicare payment reductions went into effect. The ATRA also, among other things, reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressure.
Our financial performance may be adversely affected by medical device tax provisions in the healthcare reform laws.
The PPACA imposes, among other things, an excise tax of 2.3% on any entity that manufactures or imports medical devices offered for sale in the United States beginning in 2013. Under these provisions, the Congressional Research Service predicts that the total cost to the medical device industry may be up to $20 billion over the next decade. The Internal Revenue Service issued final regulations implementing the tax in December of 2012 which requires, among other things, bi-monthly payments and quarterly reporting. We are subject to this excise tax on our sales of certain medical devices we import into the United States. We anticipate that primarily all of our sales of medical devices in the United States will be subject to this 2.3% excise tax. During the nine months ended September 30, 2013, we recognized $0.5 million in tax expense associated with the medical device tax in the United States, which is included in general and administrative expenses.
Risks Related to our Financial Results and Need for Financing
Our quarterly revenue and operating results are unpredictable and may fluctuate significantly from quarter to quarter due to factors outside our control, which could adversely affect our business, condensed consolidated financial statements and the trading price of our common stock.
Our revenue and operating results may vary significantly from quarter to quarter and year to year due to a number of factors, many of which are outside of our control and any of which may cause our stock price to fluctuate. Our sales and results of operations will be affected by numerous factors, including:

•	our ability to drive increased sales of our cervical technology products and our lumbar technology products;

•	our ability to establish and maintain an effective and dedicated sales organization, including independent sales agencies and distributors;

•	pricing pressure applicable to our products, including adverse third-party coverage and reimbursement outcomes;

•	results of clinical research and trials on our existing products and products in development;

•	the mix of our products sold because profit margins differ amongst our products;

•	timing of new product offerings, acquisitions, licenses or other significant events by us or our competitors;

•	the ability of our suppliers to timely provide us with an adequate supply of products;

•	the evolving product offerings of our competitors;

•	regulatory approvals and legislative changes affecting the products we may offer or those of our competitors;

•	interruption in the manufacturing or distribution of our products;

•	the effect of competing technological, industry and market developments;

•	changes in our ability to obtain regulatory clearance or approval for our products or to obtain or maintain our CE Certificates of Conformity for our products; and

•	our ability to expand the geographic reach of our sales and marketing efforts.
Many of the products we may seek to develop and introduce in the future will require FDA approval or clearance before commercialization in the United States, and commercialization of such products outside of the United States would likely require additional regulatory approvals, CE Certificates of Conformity and import licenses. As a result, it will be difficult for us to forecast demand for these products with any degree of certainty. In addition, we will be increasing our operating expenses as we expand our commercial capabilities. Accordingly, we may experience significant, unanticipated quarterly losses. If our quarterly or annual operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Furthermore, any quarterly or annual fluctuations in our operating results may, in turn, cause the price of our common stock to fluctuate substantially. We believe that quarterly comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of our future performance.
We might require additional capital to support business growth, and this capital might not be available on terms favorable to us or at all.
We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new technologies or enhance our existing technologies and platform, upgrade our operating infrastructure and acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing obtained by us in the future would likely be senior to our common stock, would likely cause us to incur interest expenses, and could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may increase our expenses and make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may also be required to secure any such debt obligations with some or all of our assets. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. It is also possible that we may allocate significant amounts of capital toward solutions or technologies for which market demand is lower than anticipated and, as a result, abandon such efforts. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, or if we expend capital on projects that are not successful, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, or we may even have to scale back our operations. Any of these negative developments could have a material adverse effect on our business, operating results, financial condition and common stock price.

Continuing worldwide economic instability, including challenges faced by the Eurozone countries, could adversely affect our revenues, financial condition or results of operations.
Since fiscal year 2008, the global economy has been impacted by the sequential effects of an ongoing global financial crisis. This global financial crisis, including the European sovereign debt crisis, has caused extreme disruption in the financial markets, including severely diminished liquidity and credit availability. Substantially all of our suppliers are located in Europe, and many of our distribution agreements outside of the United States are denominated in Euros. There can be no assurance that there will not be further deterioration in the global economy and in Europe. Our customers and suppliers may experience financial difficulties or be unable to borrow money to fund their operations, which may adversely impact their ability to purchase our products or to pay for our products on a timely basis, if at all. As with our customers and suppliers, these economic conditions make it more difficult for us to accurately forecast and plan our future business activities. In light of the current economic state of many countries outside the United States, we continue to monitor their creditworthiness. Failure to receive payment of all or a significant portion of these receivables could adversely affect our results of operations. Further, there are concerns for the overall stability and suitability of the Euro as a single currency, given the economic and political challenges facing individual Eurozone countries. Continuing deterioration in the creditworthiness of the Eurozone countries, the withdrawal of one or more member countries from the EU, or the failure of the Euro as a common European currency could adversely affect the Company’s revenues, financial condition or results of operations.
Our existing revolving credit facility contains restrictive covenants that may limit our operating flexibility.
Our existing revolving credit facility contains certain restrictive covenants that limit our ability to transfer or dispose of assets, merge with other companies or consummate certain changes of control, acquire other companies, pay dividends, incur additional indebtedness and liens, experience changes in management and enter into new businesses. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of the lender or terminate the revolving credit facility. There is no guarantee that we will be able to generate sufficient cash flow or sales to meet the financial covenants or pay the principal and interest on any such debt. Furthermore, there is no guarantee that future working capital, borrowings or equity financing will be available to repay or refinance any such debt.
Risks Related to our Intellectual Property and Potential Litigation
If we are unable to protect our intellectual property rights, our competitive position could be harmed or we could be required to incur significant expenses to enforce our rights.
We rely primarily on patent, copyright, trademark and trade secret laws, know-how and continuing technological innovation, as well as confidentiality and non-disclosure agreements and other methods, to protect our proprietary technologies and know-how. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. As of September 30, 2013, we owned over 300 issued patents globally, of which 26 were issued U.S. patents. As of September 30, 2013, we had over 100 patent applications pending globally, of which 27 were patent applications pending in the United States. As of September 30, 2013, 20 of our U.S. issued patents have pending continuations or divisionals which may provide additional intellectual property protection if those continuations and divisionals issue as U.S. patents. Our issued patents expire between 2020 and 2031, subject to payment of required maintenance fees, annuities and other charges. As of September 30, 2013, we also owned 15 U.S. trademark registrations and 63 foreign trademark registrations, as well as five pending U.S. trademark registrations and 15 pending foreign trademark registrations.
We have applied for patent protection relating to certain existing and proposed products and processes. While we generally apply for patents in those countries where we intend to make, have made, use or sell patented products, we may not accurately predict all of the countries where patent protection will ultimately be desirable. If we fail to timely file a patent application in any such country, we may be precluded from doing so at a later date. Furthermore, we cannot assure you that any of our patent applications will issue as patents. The rights granted to us under our patents, including prospective rights sought in our pending patent applications, may not be meaningful or provide us with any commercial advantage and they could be opposed, contested or circumvented by our competitors or be declared invalid or unenforceable in judicial or administrative proceedings. In addition, our pending patent applications include claims to material aspects of our products and procedures that are not currently protected by issued patents. The process of applying for patent protection itself is time consuming and expensive. The failure of our patents to protect our technology adequately might make it easier for our competitors to offer the same or similar products or technologies. Competitors may be able to design around our patents or develop products that provide outcomes that are comparable to ours without infringing on our intellectual property rights.
We have entered into confidentiality agreements and intellectual property assignment agreements with many of our officers, employees, consultants and advisors regarding our intellectual property and proprietary technology. In the event of unauthorized use or disclosure or other breaches of such agreements, we may not be provided with meaningful protection for our intellectual property and proprietary technology.
Due to differences between foreign and U.S. patent laws, our patented intellectual property rights may not receive the same degree of protection in foreign countries as they would in the United States. Even if patents are granted outside the United

States, effective enforcement in those countries may not be available, and the scope of protection may vary significantly from country to country. We have filed patent applications only in the United States, some countries in Europe and less than a dozen other countries, and we therefore lack any patent protection in all other countries. In countries where we do not have significant patent protection, we may not be able to stop a competitor from marketing products in such countries that are the same as or similar to our products.
We rely on our trademarks, trade names and brand names to distinguish our products from the products of our competitors, and have registered or applied to register many of these trademarks. We cannot assure you that our trademark applications will be approved. Third parties may also oppose our trademark applications, or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition, and could require us to devote resources to advertising and marketing new brands. Further, we cannot assure you that competitors will not infringe upon our trademarks, or that we will have adequate resources to enforce our trademarks.
If a competitor infringes one of our patents, trademarks or other intellectual property rights, enforcing those patents, trademarks and other rights may be difficult, time consuming or unsuccessful. Even if successful, litigation to defend our patents and trademarks against challenges or enforce our intellectual property rights could be expensive and time consuming and could divert management’s attention from managing our business. Litigation to defend our patents and trademarks against challenges or enforce our intellectual property rights could provoke significant retaliatory litigation, which could be costly, result in the diversion of management’s time and efforts, require us to pay damages and other amounts or prevent us from marketing our existing or future products. Moreover, we may not have sufficient resources or desire to defend our patents or trademarks against challenges or to enforce our intellectual property rights.
The medical device industry is characterized by patent litigation and we could become subject to litigation that could be costly, result in the diversion of management’s time and efforts, require us to pay damages or prevent us from marketing our existing or future products.
Our commercial success will depend in part on not infringing the patents or violating the other proprietary rights of others. Significant litigation regarding patent rights occurs in our industry. Our competitors in both the United States and abroad, many of which have substantially greater resources and have made substantial investments in patent portfolios and competing technologies, may have applied for or obtained or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with our ability to make, use and sell our products. Generally, we do not conduct independent reviews of patents issued to third parties. In addition, patent applications in the United States and elsewhere can be pending for many years before issuance, so there may be applications of others now pending of which we are unaware that may later result in issued patents that will prevent, limit or otherwise interfere with our ability to make, use or sell our products. The large number of patents, the rapid rate of new patent applications and issuances, the complexities of the technology involved and the uncertainty of litigation increase the risk of business assets and management’s attention being diverted to patent litigation. We have received in the past, and expect to receive in the future, particularly as a public company, communications from various industry participants alleging our infringement of their patents, trade secrets or other intellectual property rights and/or offering licenses to such intellectual property. Any lawsuits resulting from such allegations could subject us to significant liability for damages and invalidate our proprietary rights. Any potential intellectual property litigation also could force us to do one or more of the following:

•	stop making, selling or using products or technologies that allegedly infringe the asserted intellectual property;

•	lose the opportunity to license our technology to others or to collect royalty payments based upon successful protection and assertion of our intellectual property rights against others;

•	incur significant legal expenses;

•	pay substantial damages or royalties to the party whose intellectual property rights we may be found to be infringing;

•	pay the attorney fees and costs of litigation to the party whose intellectual property rights we may be found to be infringing;

•	redesign those products that contain the allegedly infringing intellectual property, which could be costly, disruptive and/or infeasible; or

•	attempt to obtain a license to the relevant intellectual property from third parties, which may not be available on reasonable terms or at all.

Any litigation or claim against us, even those without merit, may cause us to incur substantial costs, and could place a significant strain on our financial resources, divert the attention of management from our core business and harm our reputation. Further, as the number of participants in the spine industry grows, the possibility of intellectual property infringement claims against us increases. If we are found to infringe the intellectual property rights of third parties, we could be required to pay substantial damages (which may be increased up to three times of awarded damages) and/or substantial royalties and could be prevented from selling our products unless we obtain a license or are able to redesign our products to avoid infringement. Any such license may not be available on reasonable terms, if at all, and there can be no assurance that we would be able to redesign our products in a way that would not infringe the intellectual property rights of others. If we fail to obtain any required licenses or make any necessary changes to our products or technologies, we may have to withdraw existing products from the market or may be unable to commercialize one or more of our products, all of which could have a material adverse effect on our business, results of operations and financial condition.
In addition, we generally indemnify our customers and international distributors with respect to infringement by our products of the proprietary rights of third parties. Third parties may assert infringement claims against our customers or distributors. These claims may require us to initiate or defend protracted and costly litigation on behalf of our customers or distributors, regardless of the merits of these claims. If any of these claims succeed, we may be forced to pay damages on behalf of our customers or distributors or may be required to obtain licenses for the products they use. If we cannot obtain all necessary licenses on commercially reasonable terms, our customers may be forced to stop using our products.
We may be subject to damages resulting from claims that we, our employees, our independent sales agencies or our international distributors have wrongfully used or disclosed alleged trade secrets of our competitors or are in breach of non-competition or non-solicitation agreements with our competitors.
Many of our employees were previously employed at other medical device companies, including our competitors or potential competitors, in some cases until recently. Many of our independent sales agencies and distributors sell, or in the past have sold, products of our competitors. We may be subject to claims that we, our employees or our independent sales agencies and distributors have inadvertently or otherwise used or disclosed alleged trade secrets or other proprietary information of these former employers or competitors. In addition, we have been and may in the future be subject to claims that we caused an employee to breach the terms of his or her non-competition or non-solicitation agreement. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and could be a distraction to management. If our defense to those claims fails, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Any litigation or the threat thereof may adversely affect our ability to hire employees or contract with independent sales representatives. A loss of key personnel or their work product could hamper or prevent our ability to commercialize product candidates, which could have an adverse effect on our business, results of operations and financial condition.
If product liability lawsuits are brought against us, our business may be harmed, and we may be required to pay damages that exceed our insurance coverage.
Our business exposes us to potential product liability claims that are inherent in the testing, manufacture and sale of medical devices for spine surgery procedures. Spine surgery involves significant risk of serious complications, including bleeding, nerve injury, paralysis and even death. Furthermore, if spine surgeons are not sufficiently trained in the use of our products, they may misuse or ineffectively use our products, which may result in unsatisfactory patient outcomes or patient injury. We could become the subject of product liability lawsuits alleging that component failures, malfunctions, manufacturing flaws, design defects or inadequate disclosure of product-related risks or product-related information resulted in an unsafe condition or injury to patients.
We have had, and continue to have, a small number of product liability claims relating to our products, none of which either individually, or in the aggregate, have resulted, or do we believe will result, in a material negative impact on our business. In the future, we may be subject to additional product liability claims, some of which may have a negative impact on our business.
Regardless of the merit or eventual outcome, product liability claims may result in:

•	decreased demand for our products;

•	injury to our reputation;

•	significant litigation costs;

•	substantial monetary awards to or costly settlements with patients;

•	product recalls;

•	loss of revenue;

•	the inability to commercialize new products or product candidates; and

•	diversion of management attention from pursuing our business strategy and may be costly to defend.
Our existing product liability insurance coverage may be inadequate to protect us from any liabilities we might incur. If a product liability claim or series of claims is brought against us for uninsured liabilities or in excess of our insurance coverage, our business could suffer. Any product liability claim brought against us, with or without merit, could result in the increase of our product liability insurance rates or the inability to secure coverage in the future. In addition, a recall of some of our products, whether or not the result of a product liability claim, could result in significant costs and loss of customers.
In addition, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts or scope to protect us against losses. Any claims against us, regardless of their merit, could severely harm our financial condition, strain our management and other resources and adversely affect or eliminate the prospects for commercialization or sales of a product or product candidate that is the subject of any such claim.
We may be subject to various litigation claims and legal proceedings.
We, as well as certain of our officers and distributors, may be subject to other claims or lawsuits. These lawsuits may result in significant legal fees and expenses and could divert management’s time and other resources. If the claims contained in these lawsuits are successfully asserted against us, we could be liable for damages and be required to alter or cease certain of our business practices or product lines. Any of these outcomes could cause our business, financial performance and cash position to be negatively impacted.
Risks Related to Our International Operations
We are exposed to risks related to our international operations and failure to manage these risks may adversely affect our operating results and financial condition.
We sell our products globally and have a number of offices around the world. During the years ended December 31, 2010, 2011 and 2012, approximately 34%, 33% and 29% of our revenue, respectively, was attributable to our international customers. As of December 31, 2012, approximately 55% of our employees were located abroad. In addition, substantially all of our manufacturing is conducted in France and a substantial portion of our suppliers are located in Europe. The sale and shipment of our products across international borders, as well as the purchase of components and products from international sources, subjects us to extensive U.S., French and European Union and foreign governmental trade, import and export and customs regulations and laws. Compliance with these regulations and laws is costly and exposes us to penalties for non-compliance. We expect that our international activities will be dynamic over the foreseeable future as we continue to pursue opportunities in international markets. Therefore, we are subject to risks associated with having worldwide operations. These international operations will require significant management attention and financial resources.
International operations are subject to inherent risks and our future results could be adversely affected by a number of factors, including:

•	requirements or preferences for domestic products or solutions, which could reduce demand for our products;

•	differing existing or future regulatory and certification requirements;

•	management communication and integration problems related to entering new markets with different languages, cultures and political systems;

•	greater difficulty in collecting accounts receivable and longer collection periods;

•	difficulties in enforcing contracts;

•	difficulties and costs of staffing and managing foreign operations;

•	the uncertainty of protection for intellectual property rights in some countries;

•	potentially adverse tax consequences, including regulatory requirements regarding our ability to repatriate profits to the United States;

•	tariffs and trade barriers, export regulations and other regulatory and contractual limitations on our ability to sell our solutions in certain foreign markets; and

•	political and economic instability and terrorism.
Additionally, our international operations expose us to risks of fluctuations in foreign currency exchange rates. To date, a significant portion of our international sales have been denominated in Euros. In addition, a substantial portion of our manufacturing costs are also denominated in Euros. As a result, a decline in the value of the Euro against the U.S. dollar could have a material adverse effect on the gross margins and profitability of our international operations if it is not offset by a decline in manufacturing costs as a result of the decline in the Euro. In addition, sales to countries that do not utilize the Euro could decline as the cost of our products to our customers in those countries increases. In addition, because our financial statements are denominated in U.S. dollars, a decline in the Euro would negatively impact our overall revenue as reflected in our financial statements. To date, we have not used risk management techniques to hedge the risks associated with these fluctuations. Even if we were to implement hedging strategies, not every exposure can be hedged and, where hedges are put in place based on expected foreign currency exchange exposure, they are based on forecasts that may vary or that may later prove to have been inaccurate. As a result, fluctuations in foreign currency exchange rates or our failure to successfully hedge against these fluctuations could have a material adverse effect on our operating results and financial condition.
Failure to comply with the United States Foreign Corrupt Practices Act, or the FCPA, and similar laws associated with our activities outside the United States could subject us to penalties and other adverse consequences.
We are subject to the FCPA and other anti-bribery legislation around the world. The FCPA generally prohibits covered entities and their intermediaries from engaging in bribery or making other prohibited payments, offers or promises to foreign officials for the purpose of obtaining or retaining business or other advantages. In addition, the FCPA imposes recordkeeping and internal controls requirements on publicly traded corporations and their foreign affiliates, which are intended to, among other things, prevent the diversion of corporate funds to the payment of bribes and other improper payments, and to prevent the establishment of “off books” slush funds from which such improper payments can be made. As a substantial portion of our revenue is, and we expect will continue to be, from jurisdictions outside of the United States, we face significant risks if we fail to comply with the FCPA and other laws that prohibit improper payments, offers or promises of payment to foreign governments and their officials and political parties by us and other business entities for the purpose of obtaining or retaining business or other advantages. In many foreign countries, particularly in countries with developing economies, some of which represent significant markets for us, it may be a local custom that businesses operating in such countries engage in business practices that are prohibited by the FCPA or other laws and regulations. Although we have implemented a company policy requiring our employees and consultants to comply with the FCPA and similar laws, such policy may not be effective at preventing all potential FCPA or other violations. Although our agreements with our international distributors clearly state our expectations for our distributors’ compliance with U.S. laws, including the FCPA, and provide us with various remedies upon any non-compliance, including the ability to terminate the agreement, we also cannot guarantee our distributors’ compliance with U.S. laws, including the FCPA. Therefore there can be no assurance that none of our employees and agents, or those companies to which we outsource certain of our business operations, have not and will not take actions that violate our policies or applicable laws, for which we may be ultimately held responsible. As a result of our focus on managing our growth, our development of infrastructure designed to identify FCPA matters and monitor compliance is at an early stage. Any violation of the FCPA and related policies could result in severe criminal or civil sanctions, which could have a material and adverse effect on our reputation, business, operating results and financial condition.
New regulations related to “conflict minerals” may force us to incur additional expenses, may make our supply chain more complex and may result in damage to our reputation with customers.
The Dodd-Frank Act requires the SEC to establish new disclosure and reporting requirements for those companies who use certain minerals and metals mined in the Democratic Republic of Congo and adjoining countries in their products, known as conflict minerals, whether or not these products are manufactured by third parties. The new rule could affect sourcing at competitive prices and availability in sufficient quantities of certain minerals used in the manufacture of our products, including tantalum. The number of suppliers who provide conflict-free minerals may be limited. In addition, there may be material costs associated with complying with the disclosure requirements, such as costs related to determining the source of certain minerals used in our products, as well as costs of possible changes to products, processes or sources of supply as a consequence of such verification activities. Since our supply chain is complex, we may not be able to verify the origins for these minerals used in our products sufficiently through the due diligence procedures that we implement, which may harm our reputation. In addition, we may encounter challenges to satisfy those customers who require that all of the components of our products be certified as conflict-free, which could place us at a competitive disadvantage if we are unable to do so.

Risks Related to Our Common Stock
Our stock price may be volatile, and you may not be able to resell shares of our common stock at or above the price you paid.
Our stock price may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of Current Report on Form 10-Q and others such as:

•	a slowdown in the medical device industry or the general economy;

•	actual or anticipated quarterly or annual variations in our results of operations or those of our competitors;

•	changes in accounting principles or changes in interpretations of existing principles, which could affect our financial results;

•	actual or anticipated changes in our growth rate relative to our competitors;

•	changes in earnings estimates or recommendations by securities analysts;

•	fluctuations in the values of companies perceived by investors to be comparable to us;

•	announcements by us or our competitors of new products or services, significant contracts, commercial relationships, capital commitments or acquisitions;

•	competition from existing technologies and products or new technologies and products that may emerge;

•	the entry into, modification or termination of agreements with our sales representatives or distributors;

•	developments with respect to intellectual property rights;

•	sales, or the anticipation of sales, of our common stock by us, our insiders or our other stockholders, including upon the expiration of contractual lock-up agreements;

•	our ability to develop and market new and enhanced products on a timely basis;

•
successful adoption of our Mobi-C cervical disc replacement device in the United States and positive and negative coverage and reimbursement policies by insurance companies and other third-party payors;

•	our commencement of, or involvement in, litigation;

•	additions or departures of key management or technical personnel; and

•	changes in laws or governmental regulations applicable to us.
In recent years, the stock markets generally have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may significantly affect the market price of our common stock, regardless of our actual operating performance.
In addition, in the past, class action litigation has often been instituted against companies whose securities have experienced periods of volatility in market price. Securities litigation brought against us following volatility in our stock price, regardless of the merit or ultimate results of such litigation, could result in substantial costs, which would hurt our financial condition and operating results and divert management’s attention and resources from our business.

Securities analysts may not publish favorable research or reports about our business or may publish no information at all, which could cause our stock price or trading volume to decline.
The trading market for our common stock will be influenced to some extent by the research and reports that industry or financial analysts publish about us and our business. We do not control these analysts. As a newly public company, we may be slow to attract research coverage and the analysts who publish information about our common stock will have had relatively little experience with our company, which could affect their ability to accurately forecast our results and could make it more likely that we fail to meet their estimates. In the event we obtain securities or industry analyst coverage, if any of the analysts who cover us provide inaccurate or unfavorable research or issue an dverse opinion regarding our stock price, our stock price could decline. If one or more of these analysts cease coverage of our company or fail to publish reports covering us regularly, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline.
We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to “emerging growth companies” will make our common stock less attractive to investors.
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and we may take advantage of certain exemptions and relief from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” In particular, while we are an “emerging growth company” (i) we will not be required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, (ii) we will be exempt from any rules that may be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotations or a supplement to the auditor’s report on financial statements, (iii) we will be subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (iv) we will not be required to hold nonbinding advisory votes on executive compensation or stockholder approval of any golden parachute payments not previously approved. In addition, while we are an “emerging growth company” we will not be required to comply with any new financial accounting standard until such standard is generally applicable to private companies.
As a result, our financial statements may not be comparable to companies that are not “emerging growth companies” or elect not to avail themselves of this provision. We may remain an “emerging growth company” until as late as December 31, 2018 (the fiscal year-end following the fifth anniversary of the completion of our initial public offering), though we may cease to be an “emerging growth company” earlier under certain circumstances, including (i) if the market value of our common stock that is held by nonaffiliates exceeds $700 million as of any June 30, in which case we would cease to be an “emerging growth company” as of the following December 31, or (ii) if our gross revenue exceeds $1 billion in any fiscal year.
The exact implications of the JOBS Act are still subject to interpretations and guidance by the SEC and other regulatory agencies, and we cannot assure you that we will be able to take advantage of all of the benefits of the JOBS Act. In addition, investors may find our common stock less attractive if we rely on the exemptions and relief granted by the JOBS Act. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may decline and/or become more volatile.
A significant portion of our total outstanding shares of common stock is restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.
Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. Following the completion of our initial public offering, entities affiliated with Austin Ventures, Paris Orléans, Telegraph Hill Partners and PTV Sciences and our founders, Christophe Lavigne, Hervé Dinville and Patrick Richard, beneficially owned, collectively, approximately 64.8% of our outstanding common stock. If one or more of them were to sell a substantial portion of the shares they hold, it could cause our stock price to decline. Based on shares outstanding following the completion of our initial public offering, we had approximately 23.5 million outstanding shares of common stock. Approximately 17.0 million shares of common stock are subject to a 180-day contractual lock-up with the underwriters of our initial public offering. The underwriters may, in their sole discretion and without notice, release all or any portion of the shares from these lock-up arrangements, and the lock-up agreements are subject to certain exceptions.
Holders of an aggregate of approximately 11.0 million shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.
In addition, as of September 30, 2013, there were 1,030,066 shares subject to outstanding options granted under our equity incentive plans and 19,531 shares subject to outstanding options granted outside our existing equity incentive plans that will become eligible for sale in the public market to the extent permitted by any applicable vesting requirements, the lock-up agreements with the underwriters described above and Rules 144 and 701 under the Securities Act of 1933. We have also registered shares of common stock that may be issued pursuant to our 2013 Equity Incentive Plan and 2013 Employee Stock Purchase Plan, which shares will become freely tradable in the public market upon issuance and once vested, subject to the

180-day lock-up periods under the lock-up agreements with the underwriters of our initial public offering.
We do not anticipate paying any cash dividends in the foreseeable future, and accordingly, stockholders must rely on stock appreciation for any return on their investment.
We do not anticipate declaring any cash dividends to holders of our common stock in the foreseeable future. In addition, our ability to pay cash dividends is currently prohibited by the terms of our existing loan agreement and may be prohibited by future loan agreements. Consequently, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.
Anti-takeover provisions contained in our certificate of incorporation and bylaws, as well as provisions of Delaware law, could impair a takeover attempt.
Our amended and restated certificate of incorporation and our amended and restated bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it more difficult for stockholders to elect directors and take other corporate actions. These provisions include:

•	providing for a classified board of directors with staggered, three-year terms;

•	prohibiting cumulative voting in the election of directors;

•	providing that our directors may be removed only for cause;

•	authorizing the board of directors to issue, without stockholder approval, preferred stock with rights senior to those of our common stock;

•	authorizing the board of directors to change the authorized number of directors and to fill board vacancies;

•
requiring the approval of our board of directors and/or the holders of a supermajority of our outstanding shares of capital stock to amend our bylaws and certain provisions of our amended and restated certificate of incorporation;

•
requiring stockholders that seek to present proposals before, or to nominate candidates for election of directors at, a meeting of stockholders to provide advance written notice of such proposals or nominations;

•	prohibiting stockholder action by written consent;

•	limiting the liability of, and providing indemnification to, our directors and officers; and

•	prohibiting our stockholders from calling a special stockholder meeting.

We are subject to Section 203 of the Delaware General Corporation Law, which, subject to some exceptions, prohibits “business combinations” between a Delaware corporation and an “interested stockholder,” which is generally defined as a stockholder who becomes a beneficial owner of 15% or more of a Delaware corporation’s voting stock, for a three-year period following the date that the stockholder became an interested stockholder.
These and other provisions in our amended and restated certificate of incorporation and our amended and restated bylaws discourage potential takeover attempts, reduce the price that investors might be willing to pay in the future for shares of our common stock and result in the market price of our common stock being lower than it would be without these provisions.
Challenges to our tax structure by tax authorities may adversely affect our financial position.
We have and will continue to have subsidiaries organized under the laws of various jurisdictions. Such subsidiaries are and will be subject to the tax laws of such jurisdictions. If the tax authorities of any or all of these jurisdictions were to successfully challenge our tax position with respect to income tax treaties and transfer prices affecting transactions between our subsidiaries or between our subsidiaries and us, we could be subject to increased taxes and possibly penalties, which could have a material adverse effect on our financial position.
Each of our non-U.S. subsidiaries intends to structure its operations with the goal that each such entity would not be subject to U.S. corporate income tax on the basis that it is not engaged in a trade or business in the United States. Nevertheless, there is a risk that the U.S. Internal Revenue Service may successfully assert that one or more of such entities is engaged in a trade or business in the United States, in which case these entities would be subject to U.S. tax at regular corporate rates on income that is effectively connected with the conduct of a U.S. trade or business, plus an additional 30% (or a lower applicable treaty rate, if any) “branch profits” tax on the dividend equivalent amount, which is generally effectively connected income with certain adjustments, deemed withdrawn from the United States. Any such tax would result in an effective tax rate that is higher than anticipated.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Sales of Unregistered Securities
During the period between July 1, 2013 and September 30, 2013, an aggregate of 4,445 shares of our common stock were issued to employees, consultants and directors upon exercise of stock options under our 2007 Stock Plan, for an aggregate consideration of approximately $8,000.
During the period between July 1, 2013 and September 30, 2013, we granted to employees and directors options to purchase 4,145 shares of our common stock under our 2007 Stock Plan. The exercise price per share of these options is $8.03.
No underwriters were involved in the foregoing sales of securities. The issuances of the securities described above were deemed to be exempt from registration under the Securities Act, in reliance on Rule 701 promulgated under Section 3(b) of the Securities Act as transactions pursuant to compensation benefits plans and contracts relating to compensation.
 (b) Use of Proceeds
On October 15, 2013, we completed our IPO of 5,750,000 shares of common stock, at a price of $15.00 per share, before underwriting discounts and commissions. The IPO generated net proceeds to us of approximately $77.2 million, after deducting underwriting discounts and expenses of $9.0 million. These expenses will be recorded against the proceeds received from the IPO.
There have been no material changes in the planned use of proceeds from our IPO from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on October 9, 2013.
With the proceeds of the IPO, we (i) paid approximately $10.0 million under our loan facility with Escalate, (ii) paid approximately $17.5 million to satisfy obligations to the holders of our Series C preferred stock under the Series C Voting Agreement in which such holders agreed to vote all of their shares of preferred stock in favor of the conversion of preferred stock to common stock in connection with our initial public offering, and (iii) repaid approximately $2.8 million for the portion of the Company's convertible notes that were not converted into shares of our common stock upon the consummation of our initial public offering.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits
(a) Exhibits
See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LDR HOLDING CORPORATION

Dated:	November 7, 2013	By:	/s/ Christophe Lavigne
Christophe Lavigne
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	November 7, 2013	By:	/s/ Robert McNamara
Robert McNamara
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Nos.	Description

3.1*	Amended and Restated Certificate of Incorporation of LDR Holding Corporation, adopted on October 15, 2013.

3.2*	Amended and Restated Bylaws of LDR Holding Corporation, adopted on October 15, 2013.

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
__________

*    Filed herewith.