Form 10-K
period 2013-12-31
LDR HOLDING CORP
filed 2014-03-04
CIK 1348324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
_____________________
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year period ended December 31, 2013

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Telephone: (512) 344-3333
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value per share	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933, as amended. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public market for the registrant’s common stock. The registrant’s common stock began trading on The NASDAQ Global Select Market on October 9, 2013.
As of February 21, 2014, there were 24,078,191 shares of the registrant’s common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement relating to the 2014 Annual Meeting of Shareholders of LDR Holding Corporation, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2013, are incorporated by reference in Item 10, Item 11, Item 12, Item 13 and Item 14 of Part III of this Form 10-K.

LDR HOLDING CORPORATION AND SUBSIDIARIES

This Annual Report on Form 10-K, particularly in Item 1. “Business” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the documents incorporated by reference, include forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including, but not limited to, statements regarding our future financial position, business strategy and plans and objectives of management for future operations. When used in this Annual Report, the words “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements.
We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report, and in particular, the risks discussed under the heading “Risk Factors” and those discussed in other documents we file with the Securities and Exchange Commission. Except as required by law, we do not intend to update these forward-looking statements publicly or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report and in the documents incorporated in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Accordingly, readers are cautioned not to place undue reliance on such forward-looking statements.
PART I
Item 1.    Business
In this Annual Report on Form 10-K, unless the context otherwise requires, references to “LDR Holding Corporation,” “LDR,” “we,” “our,” “us” and the “company” refer to LDR Holding Corporation together with its subsidiaries.
Overview
We are a global medical device company focused on designing and commercializing novel and proprietary surgical technologies for the treatment of patients suffering from spine disorders. Our primary products are based on our VerteBRIDGE fusion and Mobi non-fusion platforms, both of which are designed for applications in the cervical and lumbar spine. We believe our VerteBRIDGE and Mobi platforms enable products that are less invasive, provide greater intra-operative flexibility, offer simplified surgical techniques and promote improved clinical outcomes for patients as compared to existing alternatives. As one example, in August 2013 we received approval from the U.S. Food and Drug Administration, or FDA, for the Mobi-C cervical disc replacement device, the first and only cervical disc replacement device to receive FDA approval to treat both one-level and two-level cervical disc disease and the only device technology to demonstrate overall clinical superiority (as compared to traditional fusion for two cervical vertebral levels) in an FDA pivotal clinical trial. Industry sources expect that the cervical disc replacement market, which is currently relatively small, will be one of the fastest growing segments of the U.S. spine implant market.
For the years ended December 31, 2013, 2012 and 2011, our total revenues were $111.6 million, $90.9 million and $78.0 million, respectively, and we had net losses of $27.9 million, $9.7 million and $1.8 million in 2013, 2012 and 2011, respectively. We expect to continue to incur losses in the near term. For the past three calendar years, revenue from our VerteBRIDGE and Mobi platform products has grown at a compounded annual growth rate, or CAGR, of 30% and represented approximately 83% of our revenue in 2013. Through December 31, 2013, we had an accumulated deficit of $83.8 million.
Our VerteBRIDGE and Mobi platform products incorporate design advancements that provide us with competitive advantages, discussed in detail below, in the estimated $10.2 billion global spine implant market. Industry sources estimate that the U.S. spine implant market represented approximately 72% of the global spine market in 2013, or $7.4 billion, and that it is expected to grow to approximately $9.0 billion by 2018. These sources estimate that the U.S. cervical disc replacement market will grow from $148 million in 2013 to $601 million by 2018, representing a CAGR of 26%. The U.S. cervical disc replacement market is one of the fastest growing segments of the U.S. spine implant market. We believe several factors will influence growth in the spine implant market segments in which we compete, including patients’ and surgeons’ demand for technologies that allow for less invasive treatment options, the availability of clinical safety and efficacy data demonstrating improved patient outcomes provided by new technologies and an aging global population leading to continued growth in the number of spinal procedures performed.
Our highly differentiated VerteBRIDGE fusion platform targets the cervical and lumbar spine fusion markets. Our VerteBRIDGE products are designed around our proprietary, less invasive plating technology that enables surgeons to implant

VerteBRIDGE devices with direct visualization of the disc and to affix the devices to the vertebrae from inside the spinal disc space. VerteBRIDGE is the first platform of interbody devices with integrated fixation to market that may be implanted without screws, resulting in a zero-profile construct without hardware protruding outside of the vertebral body. We believe these differentiated features offer distinct advantages over other interbody devices, including simplified and less invasive surgical techniques for both cervical and lumbar fusion procedures. While these products only address a specific segment of the overall spine implant market, our VerteBRIDGE products have been used in more than 45,000 device implantations since the introduction of the VerteBRIDGE platform in 2007.
Our Mobi non-fusion platform is highlighted by Mobi-C, a cervical disc replacement device with a patented mobile bearing core that is designed to replicate the natural anatomical movement of the spine by facilitating independent bending and twisting. Mobi-C is the first and only cervical disc replacement device to have received FDA approval for both one-level and two-level cervical disc replacement procedures. In addition, Mobi-C is the only cervical disc replacement device that has demonstrated overall clinical superiority in an FDA pivotal clinical trial as compared to two-level traditional fusion. Mobi-C is implanted without the use of keels or screws, allowing for what we believe is a simplified, less invasive and bone sparing surgical approach as compared to other existing cervical disc replacement devices. We estimate that 30% of U.S. patients indicated for surgery with symptomatic cervical disc disease may be candidates for two-level cervical disc replacement procedures. As a result, we believe the FDA approval of Mobi-C, its overall clinical superiority as compared to two-level traditional fusion procedures and its innovative design features will allow us to penetrate, and drive our growth in, the U.S. cervical disc replacement market, which we believe has the potential to grow relative to the total U.S. spine market. Currently, an established market for FDA approved two-level devices does not exist, and Mobi-C is the first-to-market cervical disc device approved for one-level and two-level cervical disc procedures. Accordingly, we need to develop a market for such procedures, which will require investment in time and capital to advocate and support the launch of Mobi-C in the United States. To support this launch of Mobi-C, we intend to leverage our extensive international experience with Mobi-C, including clinical and commercial knowledge accumulated from more than 17,000 Mobi-C implantations outside the United States. While the cervical disc market in the United States is currently relatively small, we believe that clinical data from second generation products such as Mobi-C will help drive the growth of the market.
We market and sell our products globally through a highly adaptable worldwide sales organization that allows us to continually expand our sales channels and rapidly penetrate new geographic markets. Our U.S. sales organization consists of sales managers that recruit, develop and lead direct sales representatives and a broad network of independent sales agencies. We estimate that non-captive independent sales agencies drive approximately 35% of total U.S. spine implant market revenue, and Mobi-C is the only cervical disc replacement device currently available to this large independent sales agency network. We believe this market position will facilitate the recruitment of high-quality direct sales representatives and independent sales agencies. We currently generate revenue in more than 27 countries globally, and revenue from outside of the United States represented approximately 26% of our total revenue in 2013. Our international sales organization includes sales managers and direct sales representatives located in various countries, including France, Germany, Spain, South Korea, China and Brazil. We also sell to independent stocking distributors in certain international markets. A majority of our U.S. and international independent sales agencies and distributors have agreed to offer one or more of our VerteBRIDGE and/or Mobi-C products on an exclusive basis. We expect to continue to make investments in our sales organization by broadening our relationships with independent sales agencies, expanding exclusivity commitments among these agencies and international distributors and increasing our number of direct sales representatives.
We were founded in 2000 in France, one of the world’s leading regions for spine surgery advancements. We believe our product development capabilities are differentiated by our extensive spine industry experience and our ability to leverage close collaboration with thought leaders in spine surgery. Our capabilities allow us to gain significant design feedback and clinical experience, which facilitates our ability to affix a CE mark to our products or gain regulatory clearances and market registrations globally. Our product development experience, incorporating input from both European and U.S. thought leaders in spine surgery, is a key component of our ability to design highly differentiated and clinically beneficial technologies. In addition, we have a robust product pipeline that we expect will enhance our product platforms and enable us to continue to penetrate the fastest growing segments of the global spine implant market.
Industry Background
Spine Anatomy
The spine is a column of bone and cartilage that extends from the base of the skull to the pelvis and acts as the core of the human skeleton, supporting the body and the head. The spine consists of approximately 24 interlocking bones called vertebrae that are stacked on top of one another. There are seven cervical vertebrae in the neck, 12 thoracic vertebrae in the central portion of the spine and five lumbar vertebrae in the lower back. The bottom of the spine consists of the sacrum and finally the coccyx. Vertebrae are paired into motion segments, or levels, that move by means of two facet joints that provide stability and enable the spine to bend and twist, with the neck being the most mobile region of the spine. The back, or posterior, part of each vertebra is comprised of a bony arch called the lamina that protects the spinal cord. Soft tissues, including ligaments, tendons and muscles, are attached to the laminae, which provide stability to the spinal column and facilitate movement of the spine. The front, or anterior, part of each vertebra is referred to as the vertebral body. The majority of the load in the spine is supported by this anterior part of the spine. Between each pair of vertebrae is an intervertebral disc, a disc-shaped pad of fibrous cartilage with a jelly-like core that facilitates motion and also absorbs stresses during movement. The spine encloses and protects the spinal cord, a column of nerve tracts that run from every area of the body to the brain, through openings between the vertebrae called foramen, and which deliver sensation and control to the entire body.
The figures below illustrate the spinal anatomy as well as various disorders of the spine.
Disorders of the Spine
Given the complexity of its structure, the spine is susceptible to various ailments that can lead to instability and significant pain for a patient. Back pain affects an estimated 31 million people in the United States and is a leading cause of healthcare expenditures globally. Spine disorders are primarily caused by degenerative disease, deformity, tumors and trauma.

Degenerative disc disease accounts for the large majority of operative conditions affecting the spine and typically results from repetitive stresses experienced during the normal aging process. The disease progression involves gradual weakening and thinning of the shock absorbing intervertebral discs. This condition can occur at any level of the spine, though it most commonly occurs in the cervical and lumbar regions. The progressive changes in the discs can lead to a host of conditions, including:

•	osteoarthritis, which is the breakdown of the tissue or cartilage that protects and cushions joints;

•	herniated disc, which is an abnormal bulge or breaking open of a spinal disc; and

•	spinal stenosis, which is the narrowing of the space around the nerves in the spine.
Typical symptoms, depending on the location of the condition, include neck or back pain, pain radiating in the arm or leg, numbness, loss of motor and reflex functions and lack of flexibility. Over time, the progression of these conditions can be compounded because damage to one vertebral segment will place additional stress on the vertebral levels adjacent to the affected vertebral segment, including the level above, or superior level, or level below, or inferior level, leading to multilevel disc disease. The vast majority of patients that require surgical spine interventions suffer from disease at either one or two contiguous vertebral levels.
Treatment Alternatives for Degenerative Conditions of the Spine
Treatment for degenerative conditions of the spine usually begins with medical management in the form of lifestyle changes such as exercise and weight loss, and anti-inflammatory and pain medication. While these treatments can be successful, clinical management of the degenerative process is challenging, and many patients with chronic symptoms that have failed these conservative treatments ultimately require spine surgery.
Spine surgery is typically performed utilizing either non-instrumented procedures that do not use implants or instrumented procedures that use implants. Access to the spine to perform such procedures can be accomplished through several anatomical areas: posterior, or directly through the patient’s back; anterior, or through the patient’s front or stomach; and lateral, or through the patient’s side. Non-instrumented procedures include discectomies and laminectomies, which involve the removal of part of a damaged disc or lamina in order to relieve pressure on the nerve roots or spinal cord. Non-instrumented procedures are generally performed when conservative therapies are no longer effective at treating the pain associated with disc disease. When non-instrumented procedures fail or in cases where the disease is more advanced prior to the first surgery, patients must turn to instrumented surgical procedures that involve the implantation of one or more devices to restore disc height and to either eliminate mobility of the affected vertebral segments or stabilize normal motion of the spine.
Lumbar Spine Treatment
Fusion is the most common instrumented lumbar spine procedure. These procedures attempt to alleviate back pain by removing damaged disc material and permanently joining, or fusing, two or more contiguous vertebrae. The goal of fusion is to decompress spinal nerves that are causing pain, restore the appropriate space between the vertebrae surrounding the diseased disc and eliminate mobility of the affected vertebral segment. By restoring disc height and eliminating motion, fusion attempts to prevent the pinching of the nerves exiting the spine, thereby reducing pain. Traditional fusion procedures typically involve an incision in the skin and cutting of muscle or movement of organs to gain access to the spine. The surgeon then removes bone or diseased disc material that is believed to be the source of pain, and inserts implants to the spine in order to stabilize the diseased vertebrae. Examples of implants include interbody devices that replace the diseased disc material, as well as metal rods, screws and plates that provide stability while the vertebrae fuse together during the six to 18 months following surgery. Traditional fusion procedures are considered highly invasive and are associated with several limitations, including high rates of subsequent surgery, loss of motion, disruption to soft tissues, lengthy surgical procedure times and prolonged patient recovery times. Recently, there has been significant surgeon and patient interest in less invasive fusion procedures, which include stand-alone fusion devices. Stand-alone fusion devices are interbody devices that are placed into the disc space and allow surgeons to restore disc height and eliminate motion at diseased discs, but do not require additional fixation, such as plates, rods and screws affixed to the vertebrae. Rather, the fixation is integrated into the implant device itself.

While stand-alone fusion procedures have been developed to address many of the limitations of traditional fusion procedures, existing stand-alone fusion devices continue to be associated with the following limitations:

•
Extended retraction and soft tissue disruption. Current stand-alone fusion devices require the creation of a pathway from the skin to the diseased disc that is large enough to allow for the implantation of the integrated fixation at significant angles. Extended retraction is often necessary, thereby resulting in additional soft tissue disruption.

•
Stand-alone implants may incorporate integrated fixation resulting in an external profile on the vertebrae. Some current stand-alone fusion devices are designed with integrated fixation, including plates and screws, that are affixed to the exterior of the vertebral body. These fixation methods can result in additional surgical morbidity, including irritation of the major blood vessels of the body or other soft tissues, dysphagia, or difficulty swallowing, or significant bruising.

Non-fusion procedures, including lumbar disc replacement, are available but have not achieved significant market adoption in lumbar spine surgeries. We believe that the lack of adoption of non-fusion procedures for lumbar spine applications is due to limited clinical evidence demonstrating its superiority over spinal fusion, as well as the difficulty in identifying patients with lumbar disc disease that are appropriately indicated for non-fusion procedures.
Cervical Spine Treatment
Anterior cervical discectomy and fusion, or ACDF, is the current standard of care for the treatment of cervical disc disease and remains the most common instrumented cervical spine procedure. ACDF surgery involves decompressing the spinal nerves by removing the diseased disc material, and then stabilizing the vertebral segment by inserting bone grafts, interbody devices, or fixation systems including screws and plates. In cervical spine fusion, we believe there has been a progression toward less invasive and zero-profile stand-alone interbody devices that allow surgeons to restore disc height and eliminate the motion of diseased cervical discs with fixation integrated into the implant.
More recently, non-fusion procedures, including cervical disc replacements have been the subject of extensive clinical research. The goals of cervical disc replacement are to restore natural disc height, thereby decompressing the nerves causing pain, while also maintaining normal spinal motion at the affected vertebral segments.
While cervical disc replacement devices have been developed to overcome limitations of traditional ACDF procedures, existing cervical disc replacement devices developed prior to Mobi-C have been associated with the following limitations:

•	Approved devices have limited indications. Current cervical disc replacement devices, other than Mobi-C, have indications limited in the United States to treat only one level of the cervical spine.

•
Other than Mobi -C, existing devices require more invasive procedures. Current cervical disc replacement devices have cumbersome designs that require invasive implant procedures, including more extensive retraction resulting in soft tissue disruption and significant cuts into the vertebral bone above and below the implant.

•
Complex surgical technique. Surgical techniques to implant current cervical disc replacement devices are associated with challenging surgical steps in order to facilitate implantation or to provide additional fixation.

•
Lack of clinical data demonstrating superiority as compared to ACDF. We believe that the lack of peer-reviewed clinical data demonstrating superiority as compared to ACDF has limited the adoption of current disc replacement devices and thereby impeded market growth of cervical disc replacement devices.

Market Opportunity
Industry sources estimate that the global spine implant market was valued at approximately $10.2 billion in 2013. The United States represented approximately 72% of the global spine implant market in 2013, or $7.4 billion, and is expected to grow to $9.0 billion by 2018. The spine implant market is a subset of the total spine market and consists of seven segments: traditional thoracolumbar fixation, traditional interbody fusion, traditional cervical fixation, minimally invasive surgical devices, or MIS, motion preservation, vertebral compression fracture, or VCF, and spinal electrical stimulation.

The chart below illustrates key components of the 2013 global spine implant market:
2013 Global Spine Implant Market
($ in millions)

We compete in both the largest and fastest growing segments of the global spine market, including traditional thoracolumbar fixation, traditional interbody fusion, traditional cervical fixation, MIS and motion preservation.
U.S. Lumbar Fusion Market
The U.S. lumbar spinal fusion market is comprised of the traditional thoracolumbar fixation, traditional interbody fusion and MIS markets. The U.S. lumbar spinal fusion market was valued at $5.1 billion in 2013. The traditional lumbar interbody device market includes the market for anterior, posterior, transforaminal and lateral interbody devices, or ALIF, PLIF, TLIF and LLIF, respectively. These markets were valued at $237 million, $170 million, $277 million and $212 million, respectively, in 2013. Moreover, LLIF procedures are expected to be the fastest growing interbody device segment and the market for LLIF procedures is estimated to grow to $318 million by 2019. The market for stand-alone lumbar interbody fusion was valued at $80 million in 2013, representing approximately 34% of the 2013 ALIF market. We believe that stand-alone lumbar interbody devices will continue to rapidly penetrate into the U.S. ALIF market.
U.S. Cervical Fusion Market
The U.S. cervical fusion market is comprised of anterior and posterior fixation devices. Approximately 330,000 cervical fusion procedures were performed in the United States in 2013, of which approximately 87% were anterior fusion procedures. The market for cervical fusion procedures was valued at $1.1 billion in 2013 and is expected to stay flat at $1.1 billion through 2019. Growth in the cervical fusion market is expected to remain flat due to the adoption of cervical disc replacement devices. The traditional interbody fusion device market also includes cervical interbody fusion devices that are typically implanted in ACDF procedures. The cervical interbody fusion device market was valued at $212 million in 2013. The market for stand-alone cervical interbody fusion devices was valued at $80 million in 2013, representing approximately 38% of the cervical interbody fusion device market. We believe that stand-alone cervical devices will continue to rapidly penetrate into the U.S. cervical interbody fusion market.

U.S. Motion Preservation Market
The U.S. motion preservation market consists of cervical and lumbar disc replacement, dynamic stabilization, annular closure, nucleus replacement and facet arthroplasty devices. The U.S. motion preservation market, while currently representing only a small portion of the U.S. spine market, represents the fastest growing segment of the U.S. spine implant market, and is projected to grow from $446 million in 2013 to $855 million by 2019, representing a CAGR of 12%. The market for cervical disc replacement is estimated to be the primary growth driver for the U.S. motion preservation market. The U.S. cervical disc replacement market was valued at $148 million in 2013 and is projected to grow to $601 million by 2018, representing a CAGR of 26%. Within the population of patients indicated for surgery with symptomatic cervical disc disease, approximately 42% of patients are indicated for a one-level cervical disc replacement procedure, and approximately 30% are indicated for a two-level procedure. Industry sources estimate the on-label market revenue potential for two-level cervical disc replacement is approximately 57% of the total cervical disc replacement market, due to the use of multiple devices in the two-level procedure.
Growth Drivers
We expect several factors will continue to influence growth in the spine implant market segments in which we compete. First, we believe that patients and surgeons will continue to demand new surgical technologies that allow for less invasive access, provide greater intra-operative flexibility and promote improved clinical outcomes. Second, we believe that as clinical evidence is published demonstrating the superiority of new technologies, such as cervical disc replacement devices, over traditional treatments, patients and surgeons will become increasingly aware of the clinical benefits of these technologies and more rapidly adopt them as an alternative to traditional surgical techniques. Finally, we believe that overall improvement to the standard of care resulting from the introduction of new products to the United States will increase global demand for these new technologies outside of the United States.
Our Solutions
Our VerteBRIDGE fusion platform and Mobi non-fusion platform products are designed for applications in the cervical and lumbar spine. We believe these platforms enable products that are less invasive, provide greater intra-operative flexibility, offer simplified surgical techniques and promote improved clinical outcomes for patients as compared to existing alternatives.
VerteBRIDGE Fusion Platform
Our highly differentiated VerteBRIDGE fusion platform is designed around our proprietary, less invasive plating technology. Our proprietary plating technology consists of curved titanium plates that allow VerteBRIDGE devices to be implanted with direct visualization of the disc and affixed to the vertebrae from inside the spinal disc space without screws. These differentiated features allow surgeons to perform a wide range of cervical and lumbar fusion procedures using our VerteBRIDGE devices.
We believe that our VerteBRIDGE fusion platform addresses many of the limitations of traditional fusion and existing stand-alone implants by offering the following benefits:

•
Less invasive access. The surgical incision and retraction required to insert a VerteBRIDGE device and secure it to the vertebral body is no larger than that required to complete the initial discectomy. As a result, the procedure requires less retraction than traditional fusion procedures and many existing stand-alone implants. This can lead to decreased disruption of soft tissue and support structures.

•
Simplified surgical procedure. Once the VerteBRIDGE device is in place, the surgeon can quickly affix it to vertebral bodies by inserting the plates through the implant holder. We believe this results in a simplified surgical procedure with fewer steps as compared to existing stand-alone devices, which can result in shorter operating times.

•
Zero-profile design. The design of VerteBRIDGE devices does not require external screws or plates on the anterior surfaces of the spine, which enables self-stabilizing implant products with zero profile on the exterior of the vertebral body. We believe that this distinct feature can help avoid the risks associated with hardware protruding beyond the vertebral body into the major blood vessels and soft tissue, thereby reducing surgical morbidity.

•
Integrated, screwless, self-locking plating system with extensive implant selection. VerteBRIDGE devices have a differentiated self-locking design and extension implant selection enabling them to be closely matched to the patient’s anatomy and securely implanted in multiple footprints and heights, thereby ensuring appropriate sizing and reducing the risk of implant migration.

Not all spine patients may be suitable candidates for using our VerteBRIDGE products, and some may be more appropriately treated by other existing procedures or by new procedures that are developed in the future. For example, certain patients with severe instability of the spine may be better candidates for treatment with an anterior plate and/or pedicle screws than with our VerteBRIDGE fusion platform products when used on a stand-alone basis. In addition, some surgeons may not prefer our products when treating patients with poor bone quality.
Mobi Non-fusion Platform
Our Mobi non-fusion platform consists of disc replacement devices with a patented mobile bearing core that facilitates independent bending and twisting in a manner similar to a healthy disc. The highlight of our Mobi platform is the Mobi-C cervical disc replacement device which targets an emerging, but rapidly growing, segment of the U.S. spine implant market. Mobi-C has a zero-profile design and is implanted without the use of keels or screws, allowing for what we believe to be a simplified, less invasive and bone sparing surgical approach as compared to existing cervical disc replacement devices. We believe that Mobi-C is further differentiated by its ability to be easily adjusted, removed or repositioned intra-operatively. This flexible surgical implant procedure is particular to our Mobi platform. Mobi-C is the first and only cervical disc replacement device that is FDA approved for both one- and two-level implantation. In addition, Mobi-C demonstrated overall clinical superiority at all time points throughout its FDA pivotal clinical trial as compared to two-level ACDF.
We believe that our Mobi-C cervical disc replacement device addresses many of the limitations of traditional ACDF procedures and offers the following benefits:

•
Overall clinical superiority as compared to two-level ACDF. In its FDA pivotal clinical trial, Mobi-C demonstrated overall clinical superiority as compared to two-level ACDF with an overall success factor of 70% at two years as compared to an overall success factor of 37% with ACDF. In the FDA pivotal clinical trial, overall success was defined as improvement in Neck Disability Index, or NDI, no subsequent surgeries, no adverse event considered a major complication, no deterioration from pre-operative neurological states and radiographic success.

•
Preservation of motion. Mobi-C incorporates an advanced mobile bearing core that is designed to provide more normal physiologic motion in one- and two-level cervical disc treatment, allowing patients, on average, to maintain or improve their range of motion at two years for the treated levels.

•
Reduced rate of adjacent level disc degeneration. Mobi-C has demonstrated significantly lower rates of adjacent level disc degeneration as compared to ACDF in one- and two-level cervical disc treatment. In the FDA pivotal clinical trial, patients treated with Mobi-C at two-levels were statistically significantly less likely to demonstrate radiographic evidence of the advancement of disc disease to vertebral levels above or below the treated segments as compared to ACDF.

•
Lower rates of subsequent surgery. Mobi-C has demonstrated statistically significantly lower rates of subsequent surgery as compared to ACDF in one- and two-level cervical disc treatment. The likelihood of subsequent surgery for the two-level Mobi-C patients was approximately one-third that of the two-level ACDF patients. Two-level rates of subsequent surgery at two years were 3.1% with Mobi-C as compared to 11.4% with ACDF.

•
Simplified, less invasive surgical procedure. Mobi-C simplifies surgery with innovative instrumentation that, we believe, allows the implantation to be performed in fewer steps, less retraction resulting in reduced disruption to bone and soft tissue as compared to other cervical discs and in a manner substantially consistent with proven surgical techniques.

In addition to addressing many of the limitations associated with ACDF, we believe that our Mobi-C cervical disc replacement device also addresses many of the limitations associated with existing cervical disc replacement devices and offers the following benefits:

•
First-to-market in the United States with FDA approval for both a one- and two-level cervical disc replacement. Mobi-C is the only cervical disc replacement device to have FDA approval for both one-level and two-level cervical disc replacement procedures. In addition, Mobi-C is the only cervical disc replacement device that has demonstrated overall clinical superiority as compared to two-level ACDF.

•
Simplified, less invasive and bone sparing surgical approach. Mobi-C has a minimally invasive design, resulting in less disruption to bone and soft tissue. Mobi-C does not require invasive fixation into the vertebral bone, which results in a bone sparing implant procedure. Mobi-C is also available in a wide range of implant sizes, which is intended to enable a more accurate anatomical fit.

•
Advanced mobile bearing technology.  Mobi-C uses an advanced mobile bearing core technology, which facilitates independent bending and twisting similar to a healthy disc. The mobile bearing core technology is designed to replicate the natural anatomical movement of the spine, which can minimize the stress placed on the implant-bone interface.

•
Clinical data demonstrating overall clinical superiority as compared to two-level ACDF. Mobi-C has extensive clinical data from two arms of its 575 patients randomized in the FDA pivotal clinical trials that demonstrated overall clinical superiority over ACDF for two-level cervical disc replacement, although the clinical trials were not powered to demonstrate one-level superiority with respect to one-level disc replacement. We believe that this superiority claim will drive adoption of the technology and overall market growth of non-fusion devices.

Not all cervical spine patients may be suitable candidates for using our Mobi-C products. In addition, some cervical discs on the market may have a more constrained articulation that could be more suitable for some patients, some surgeons may prefer cervical discs with greater fixation features than Mobi-C, and some cervical discs have been studied for use adjacent to a prior fusion whereas this was not part of the Mobi-C clinical study.
The following table identifies the characteristics of our Mobi-C cervical disc replacement device and, to the best of our knowledge, the characteristics of the other cervical disc replacement devices currently approved for sale in the United States:

Company/	LDR	DePuy Synthes	Medtronic	Medtronic	Globus	NuVasive
Product	Mobi-C	Prodisc-C	Prestige ST	Bryan	Secure-C	PCM
One-Level Indication	Yes	Yes	Yes	Yes	Yes	Yes
Two-Level Indication	Yes	No	No	No	No	No
Primary Fixation	Inclined Lateral Teeth	Central Keels	Anterior Screws	Press Fit	Central Keels	Serrations
Superiority	Yes (Two-Level Only)	No	No	No	Yes (One-Level Only)	No
Heights	5-7mm	5-7mm	6-7mm	8.5mm	7-12mm	6.5-8mm
Our Competitive Strengths
We focus on providing novel and proprietary technologies for both fusion and non-fusion applications in the cervical and lumbar spine. Our founders and executive management team collectively have over 100 years of experience in developing and commercializing innovative spine surgery products. We believe that this focus and experience, combined with the following competitive strengths, will allow us to continue to grow our revenue and rapidly increase our presence in the fastest growing segments of the spine implant market:

•
First-to-market with an FDA approved one-level and two-level cervical disc replacement device. Mobi-C is the only cervical disc replacement device to have FDA approval for both one-level and two-level cervical disc replacement procedures. The emerging U.S. cervical disc replacement market is expected to grow 26% per year from $148 million in 2013 to $601 million by 2018. We estimate that 30% of patients undergoing anterior cervical surgery are indicated for two-level procedures; however, all cervical disc replacement devices currently available in the market are approved for only one-level procedures. We believe our approval for two-level cervical disc replacement procedures creates a significant on-label opportunity for us to penetrate into and drive growth of the cervical disc replacement market.

•
PMA approval process creates a barrier to entry to the cervical disc replacement market. The risk, uncertainty, duration and expense of the premarket approval, or PMA, approval process creates a significant barrier to entry. As a Class III medical device, any entrant into the two-level cervical disc replacement market would be required to undergo a lengthly and costly FDA clinical trial and PMA approval process. As a result, any potential competitive entrants could not rely on our Mobi-C device for predicate-based 510(k) clearance and would be required to generate new clinical data comparing their device to either our Mobi-C device or ACDF. Potential competitive entrants may have difficulty enrolling patients to satisfy clinical trials given the presence of our approved and available device with clinical superiority compared to two-level ACDF. We believe this regulatory barrier to entry creates a significant competitive advantage for our Mobi-C device in the two-level cervical disc replacement market.

•
Highly differentiated technology platforms. Both our VerteBRIDGE fusion platform and Mobi non-fusion platform incorporate technological advancements that we believe provide us with competitive advantages in the marketplace and provide benefits to both surgeons and patients as compared to existing treatment alternatives. These benefits include less invasive access, simplified surgical procedures, bone-sparing surgical techniques and zero profile implant designs. In addition, we believe we are the only spine implant device company to provide all of our products in sterile packaging, which enhances implant traceability and potentially reduces infection rates and hospital costs.

While we believe that we have designed our VerteBRIDGE and Mobi platform products with characteristics and attributes that provide them with competitive advantages over currently existing alternatives, spine surgeons may not adopt our devices for a variety of reasons, including lack of experience with us or our products, existing relationships with competitors and distributors that sell our competitors’ products and the time commitment required for training to be able to use our products.
Our Strategy
Our goal is to strengthen our position as a global innovator of spine technologies and become a leader in the spine implant market. To achieve our goal, we are pursuing the following strategies:

•
Invest in our U.S. infrastructure to capitalize on the FDA approval of Mobi-C. We plan to continue to invest in our U.S. infrastructure, including increasing the size and geographic breadth of our U.S. sales organization, developing comprehensive marketing support materials and surgeon training and education programs, executing upon our reimbursement strategies and building sufficient inventory of implants and instrument sets to capitalize on the FDA approval of Mobi-C. We intend to leverage these continued investments and the clinical benefits of our Mobi-C cervical disc replacement device, including the first and only FDA approval for both one- and two-level cervical disc replacement, overall clinical superiority as compared to two-level ACDF and a simplified, less invasive bone sparing surgical approach to establish Mobi-C as a standard of care for the treatment of cervical disc disease and rapidly penetrate the U.S. market for cervical disc replacements.

•
Promote the differentiated features of our VerteBRIDGE fusion platform to further penetrate the large global spine fusion market. We plan to dedicate significant resources to promote the differentiated features and related benefits of our VerteBRIDGE technology platform to continue to penetrate the global cervical and lumbar spine fusion markets rapidly.

•
Leverage our culture of innovation to expand our product portfolio. We believe our clinical experience and collaboration with surgeons enables us to innovate, design, develop and market new clinically beneficial technologies rapidly. We intend to continue to leverage our culture of innovation to expand our product portfolio by investing in internal research and development of new technologies, commercializing products currently in development and pursuing licensing activities and strategic acquisitions as the opportunities may arise. In addition, we intend to continue to expand our intellectual property portfolio to protect our innovations. As of December 31, 2013, our intellectual property portfolio consisted of over 330 issued patents and over 80 patent applications pending globally.

•
Invest in our international infrastructure to broaden our global market presence. We intend to expand our presence in new and existing international markets through ongoing investment in our international infrastructure.

Our Products
Our VerteBRIDGE fusion and Mobi non-fusion platform products for both cervical and lumbar applications are characterized by patented technologies and innovative design features that we believe offer distinct advantages compared to other available products. We refer to these products in our financial reporting as our exclusive technology products. We also offer fusion technologies that are not significantly differentiated from competitive devices from a feature or clinical benefit perspective but that augment our VerteBRIDGE and Mobi technologies and allow us to offer our customers comprehensive surgical solutions. We refer to these products in our financial reporting as our traditional fusion products. In 2013, revenue from our exclusive technology products represented approximately 83% of our total revenue, and revenue from our traditional fusion products represented approximately 17% of our total revenue.
VerteBRIDGE Fusion Platform Products
Our VerteBRIDGE platform is designed to provide fusion without screws or external plates, thereby providing a zero-profile construct. The integrated titanium plates that comprise the integrated fixation solution in our VerteBRIDGE fusion products are distinct in their ability to be implanted directly in the plane of the surgical exposure, with a minimally invasive surgical technique, and provide screwless fixation intra-discally through the interbody device. VerteBRIDGE plating increases segmental stability, and multiple sizing options provide significant intra-operative flexibility. VerteBRIDGE is applicable for one-level cervical and lumbar fusion with or without supplemental fixation.

The figure below demonstrates the VerteBRIDGE technology:

VerteBRIDGE Products - Cervical Spine	VerteBRIDGE Products - Lumbar Spine
Since introduction of the VerteBRIDGE platform in 2007, there have been over 45,000 implantations using VerteBRIDGE technology. Our VerteBRIDGE platform products and their launch dates are presented in the table below:

Selected Product	Description	Region	Launch
ROI-C	Anterior cervical fusion Poly-ether-ether-ketone, or PEEK, interbody device. Provided in anatomic and lordotic options.	United States International	2009 2008
ROI-A	Anterior lumbar fusion PEEK interbody device.	United States International	2008 2007
ROI-A Oblique	Oblique lumbar fusion PEEK interbody device.	United States International	2011 2009
Avenue L	Lateral lumbar fusion PEEK interbody device.	United States International	2012 2010
Mobi Non-fusion Platform Products
Our Mobi non-fusion platform utilizes an ultra-high molecular weight polyethylene core and cobalt chromium alloy superior and inferior endplates. The Mobi platform can be used in cervical and lumbar procedures, although the highlight of our Mobi platform is our Mobi-C cervical disc replacement device. Mobi-C endplates incorporate short, lateral, inclined teeth that provide initial stability and fixation. The endplates are titanium plasma sprayed and coated with hydroxyapatite, an essential ingredient of normal bone, that helps promote bone ongrowth and long-term fixation. The mobile bearing core is designed to move within the prosthesis as the neck bends and twists, thereby simulating the movement of a healthy disc. The mobile core feature is also designed to minimize stresses in the implant-to-bone interface. The surgical technique to implant Mobi-C avoids the need to cut into the vertebral bone above and below the implant or to perform significant endplate preparation. Mobi-C is indicated in the United States for the treatment of symptomatic cervical disc disease with radiculopathy or myelopathy at one or two contiguous levels.

The figure below demonstrates our Mobi-C cervical disc replacement device:

The Mobi-C Cervical Disc	Anterior View of Mobi-C Implanted at Two Contiguous Levels

Over 17,000 Mobi-C implants have been implanted globally to date. Our Mobi platform products and their launch dates are presented in the table below:

Selected Product	Description	Region	Launch
Mobi-C	Cobalt Chromium alloy and ultra-high molecular weight polyethylene, mobile-bearing cervical disc replacement device.	United States International	2013 2004
Mobidisc	Cobalt Chromium alloy and ultra-high molecular weight polyethylene, mobile-bearing lumbar disc replacement device.	International	2004
Traditional Fusion Products
We also have a broad portfolio of traditional fusion products. Our traditional fusion products include Easyspine, MC+, ROI, ROI-T, SpineTune and C-Plate. Unlike the products in our VerteBRIDGE platform or Mobi-C non-fusion platform, which offer highly differentiated features and benefits not found in competitive devices, our traditional fusion products are those devices that we offer for sale, but which cannot be significantly differentiated from competitive devices from a feature or clinical benefit perspective. Some industry experts may describe such traditional fusion products as spine commodity products. Examples include pedicle screw systems, anterior cervical plates and interbody cages absent integrated fixation.
We have a broad portfolio of traditional fusion products. Unlike the products in our VerteBRIDGE platform or Mobi-C non-fusion platform, which offer highly differentiated features and benefits not found in competitive devices, our traditional fusion products are those devices that we offer for sale, but which cannot be significantly differentiated from competitive devices from a feature or clinical benefit perspective. Some industry experts may describe such traditional fusion products as spine commodity products. Examples include pedicle screw systems, anterior cervical plates and interbody cages absent integrated fixation. Our traditional fusion products are presented in the table below:

Selected Product	Description	Region	Launch
Easyspine	Titanium alloy pedicle screw system incorporating a flattened rod offering variable stiffness with a constant diameter and a pre-assembled closure mechanism enhancing simplicity.	United States International	2005 2002
MC+	PEEK cervical interbody device with a single, straight titanium plate to provide fixation to the vertebral bone inferior to the interbody device. MC+ was our first product to offer intra-discal fixation.	United States International	2005 2003
ROI	PEEK interbody device designed to be implanted bilaterally from a posterior lumbar surgical approach. Open design provides stability of similar closed interbody devices but with larger graft area.	United States International	2005 2002
ROI-T	Curved PEEK interbody device designed to be implanted unilaterally from a posterior lumbar approach. Tapered tip eases insertion.	United States International	2007 2007
SpineTune	Pedicle screw fixation system for the thoracic and lumbar spine comprised of a titanium, in-line, open, polyaxial screws.	United States International	2010 2010
C-Plate	Anterior cervical plate with a narrow, low-profile that incorporates an integrated, zero-step flexible locking ring and variable and semi-fixed screw options.	International	2010
Mobi-C Clinical Data Summary
We have established a significant body of clinical evidence demonstrating the safety and efficacy of Mobi-C. We conducted two concurrent FDA pivotal clinical trials studying Mobi-C for treatment of one-level and two-level cervical disc disease. Data from these trials was submitted to the FDA to support PMA approval of Mobi-C for use in the treatment of one-level and two-level cervical disc disease. Mobi-C is the only device to have FDA approval for treatment of two-level cervical disc disease. The data from these trials demonstrated that Mobi-C results in clinically superior outcomes as compared to ACDF for treatment of two-level cervical disc disease.
Mobi-C FDA Pivotal Clinical Trials (Mobi-C vs. ACDF)
To support our Mobi-C PMA application, we conducted two concurrent, randomized, prospective, multi-center, non-inferiority studies, with preplanned tests for superiority that were designed to establish the safety and effectiveness of Mobi-C as a treatment for patients with symptomatic cervical disc disease with radiculopathy or myeloradiculopathy at one or two contiguous levels. The FDA pivotal clinical trial concluded that Mobi-C is safe and effective for treatment of patients with symptomatic cervical disc disease in one or two contiguous levels. Additionally, Mobi-C demonstrated further advantages as compared to ACDF in several areas, including:

•	statistically significant superiority of two-level overall success at all time points of data measurement through two years;

•	decreased incidence of continued adjacent level degeneration for both one- and two-levels; and

•	lower rates of subsequent surgery.
Patients enrolled in the trials presented without prior cervical fusion and either were unresponsive to non-operative conservative treatment for six weeks after symptom onset, or had the presence of progressive symptoms or had signs of nerve or spinal cord compression. Patients were followed post-operatively at six weeks, and three, six, 12, 18 and 24 months. The one-level trial included 245 patients and the two-level trial included 330 patients, each enrolled with 2:1 randomization against ACDF across 24 sites with 24 months of follow-up, and encompassed the ability to test for superiority as compared to ACDF if non-inferiority was achieved. Subsequent to the required 24 month follow-up, patients were followed at 36 and 48 months.
The primary objective of both trials was to evaluate the overall success rate of Mobi-C as compared to ACDF. The studies evaluated multiple criteria in order to determine overall success over a two year period. All control and Mobi-C patients had to satisfy each of the following criteria to be considered an overall success:

•	improvement in Neck Disability Index, or NDI;

•	no subsequent surgery;

•	no adverse events that were considered major complications;

•	no deterioration from pre-operative neurologic status; and

•	radiographic success.
The NDI is a standard metric for measuring patient disability due to neck pain. It is derived from a patient reported questionnaire and is based on a 50 point scale, which is sometimes reported as point or percentage. In our trial, patients had to have at least a 15 point improvement in the raw NDI score to be considered an NDI success.
The results from the primary endpoint are summarized in the graphs below:
Overall success is reported as the percentage of patients that met all pre-defined criteria for success. In the one-level trial, Mobi-C patients achieved a higher level of overall success at early time points, including six months, and maintained a higher level of overall success as compared to ACDF at all time points. The data was sufficient to demonstrate that treatment with Mobi-C was not inferior to ACDF. In the two-level trial, Mobi-C patients on average achieved a statistically superior level of overall success as compared to ACDF at all time points.

Mobi-C Overall Success as compared to ACDF
One-Level	Two-Level
The charts below demonstrate the level of NDI success and subsequent surgery rates for patients in the two-level trial. In this trial, Mobi-C patients on average achieved a statistically significant improvement of their NDI score as compared to ACDF at all time points. In addition, patients had to be free from any trial-defined subsequent surgeries in order to be considered a clinical success. A subsequent surgery is defined as any reoperation, removal, revision or supplemental fixation at the treated spine level. In the two-level trial, patients were nearly three and half times more likely to have a subsequent surgery when treated with ACDF as compared to those treated with Mobi-C.

Mobi-C NDI Success as Compared to ACDF	Mobi-C Subsequent Surgery Rates as Compared to ACDF
Two-Level	Two-Level
In addition to the primary endpoints that were components of the overall success, the FDA pivotal clinical trials analyzed other secondary endpoints, including adjacent segment degeneration. Adjacent segment degeneration, which is an indicator of disease progression, was measured radiographically, utilizing the standardized Kellgren-Lawrence scale. A patient’s pre-operative level of degeneration was compared to the level of degeneration at annual time points at both the superior and inferior vertebral segments to the treated levels. In the two-level trial, patients treated with Mobi-C demonstrated statistically significantly lower rates of adjacent segment degeneration at 12, 24, 36 and 48 months as compared to patients treated with ACDF.

Mobi-C Adjacent Segment Degeneration as compared to ACDF (Two-Level)
Superior Level	Inferior Level
Overall Trial Conclusions
The FDA pivotal clinical trial concluded that Mobi-C is safe and effective for treatment of patients with symptomatic cervical disc disease with radiculopathy or myelopathy at one or two contiguous levels. Additionally, Mobi-C demonstrated overall clinical superiority to traditional fusion in two-level applications. Mobi-C is the first and only cervical disc replacement device to demonstrate overall clinical superiority as compared to traditional fusion for treatment at two-levels.
Other Ongoing Clinical Trials
As a condition of approval of the Mobi-C cervical disc replacement device by the FDA, we are required to follow all patients who received Mobi-C prior to FDA premarket approval for a period of seven years from treatment. Five-year results from the follow-up of FDA pivotal clinical trial patients are expected to be published in 2015. We are also conducting research regarding the cost effectiveness and cost utility of outcomes for patients treated with Mobi-C to support our reimbursement coverage efforts.
In addition, we continue to conduct clinical studies on a smaller scale to evaluate clinical efficacy of our portfolio of VerteBRIDGE and Mobi platform products and support respective global marketing efforts and product clearance, approval, CE mark and registrations.
Reimbursement Overview
Private insurance coverage for one-level and/or two-level cervical disc replacement has been steadily improving for the last several years with positive coverage policies issued by several national and regional payors. As of December 2013, there were approximately 122 million U.S. members with coverage for one-level and/or two-level cervical disc replacement from a variety of insurers including Cigna, United Healthcare, Aetna, Blue Cross Blue Shield Louisiana and others. We intend to actively engage in activities to support increasingly broad, positive coverage. Peer-reviewed publications of the clinical data from the Mobi-C FDA pivotal clinical trial by the surgeon investigators will be an important, supportive component of our effort, as will support from the relevant physician specialty societies.
For payors who currently cover one-level and/or two-level cervical disc replacement, we plan to communicate the FDA approval of Mobi-C for both one- and two-level cervical disc replacement and approved indications, and provide our published peer-reviewed evidence in our request to have Mobi-C added to their existing coverage policy. For payors who do not yet cover one-level and/or two-level cervical disc replacement, we believe that the FDA approval for both one- and two-level cervical disc replacement and published evidence will add to the substantial and growing library of clinical evidence, including long term evidence from multiple FDA pivotal clinical trials detailing the safety and efficacy of cervical disc replacement. Although we anticipate that the trend toward broader coverage for one-level and two-level disc replacement will continue as payors have the opportunity to review the most recently available clinical evidence, including the data from the Mobi-C FDA pivotal clinical trial, we can provide no assurances that payors will continue to broaden coverage for such procedures.
Because Mobi-C was just recently approved and is the only device to be approved by the FDA for both one- and two-level cervical disc replacement, only a small number of commercial payors have published positive coverage policies for two-level applications and consequently most still do not cover two-level cases as a matter of policy. We intend to utilize published, peer-reviewed evidence from the two-level Mobi-C FDA pivotal clinical trial, including the conclusion of overall clinical superiority to ACDF and further longer-term evidence, to petition in support of positive coverage for Mobi-C for two-level cervical disc replacement. We believe that the demonstration of overall clinical superiority of Mobi-C as compared to traditional fusion will be an important and compelling component of our activities supporting positive coverage. In addition, we feel that the substantial and growing library of evidence for one-level cervical disc replacement, including long term evidence, further supports cervical disc replacement as a safe and effective procedure. Finally, we are continuing to conduct clinical trials evaluating the cost effectiveness and cost utility of two-level cervical disc replacement. We believe that this research will further support increasingly broad coverage for one and two-level cervical disc replacement as safe, effective and cost-effective treatments for patients suffering from cervical disc disease.
Product Development and Research
We were founded in France, one of the world’s leading regions for spine surgery advancements. Our founders began with the goal of leveraging their significant experience in the spine market to innovate technologies that meet future spine market needs and address those needs while remaining compatible with current surgical techniques. We have developed a highly effective product development department that leverages our design and development expertise, in close collaboration with thought leaders in spine surgery, to design, develop and launch innovative technologies.
We also have dedicated clinical and regulatory personnel who work in parallel with our product development team to facilitate regulatory clearances, market registrations and the CE marking of our products. Our research and development team engages in close collaboration with physician advisory groups consisting of active spine surgeons. The historical relationship of our design team with surgeons enables our design engineers to engage in frequent dialogue with these surgeons both in and out of the operating room, and allows us to gain significant design feedback and clinical experience rapidly. Our product development team also includes a U.S. market team focused on interacting with U.S. surgeons, designing technologies specific to the U.S. market and supporting U.S. product introductions and product management. Our product development experience, incorporating both European and U.S. inputs, is a key component of our ability to design highly differentiated and clinically beneficial technologies for the global spine implant market. In addition, we have a robust product pipeline that will enhance our product platforms and enable us to continue to penetrate the fastest growing segments of the global spine implant market. For the years ended December 31, 2011, 2012 and 2013, we spent $9.0 million, $10.8 million and $9.4 million, respectively on research and development.
Sales and Marketing
We market and sell our products globally through a highly adaptable sales organization. Our U.S. sales organization is comprised of a team of experienced sales managers employed by us that recruit, develop and lead direct sales representatives and a broad network of over 190 independent sales agencies that employ over 600 sales representatives. Our U.S. sales organization includes 40 sales managers and our international sales organization includes management and direct sales personnel in various countries, including France, Germany, Spain, South Korea, China and Brazil. We also sell to distributors in certain international markets. We currently generate revenue in more than 27 countries globally. Our international capabilities allow us to gather meaningful marketing experience with new technologies prior to introduction in the United States and other countries with stringent regulatory requirements. For example, over 17,000 Mobi-C implantations were achieved prior to its introduction in the United States in 2013.
We believe our sales organization provides us with broad geographic coverage and allows us to maintain the flexibility to expand our sales channels and penetrate new geographic markets rapidly. Our sales organization consists of sales professionals that are experienced in the spine industry, the vast majority of whom have demonstrated previous sales success working with other spine industry manufacturers. In addition to general sales and marketing training, we provide our sales organization, including our independent sales agencies, with comprehensive, hands-on cadaveric and dry-lab training sessions on the clinical benefits of our products. We believe our robust training and professional development programs have been an important component of our success to date and will help support our anticipated future growth.
Our independent sales agencies are compensated solely on commission, with some having an opportunity to receive stock options if they meet a minimum dollar amount of sales. Our sales managers and direct sales representatives have compensation arrangements that include base salaries, bonuses, commissions and stock options. A majority of our independent sales agencies and our international distributors have agreed to offer one or more of our products on an exclusive basis. We believe that the continued growth of our portfolio of VerteBRIDGE and Mobi platform products and the launch of the Mobi-C cervical disc replacement device in the United States will support the expansion of our sales organization. For example, we estimate that non-captive independent sales agencies drive 35% of total spine market revenue. As most other currently available cervical disc replacement devices are sold by their manufacturers through a direct sales force, our Mobi-C cervical disc replacement device is the only cervical disc replacement device available to this large independent sales agency network. We believe the approval of Mobi-C represents a compelling opportunity for us to attract additional high quality agencies and expand exclusive commitments to our portfolio. We expect that Mobi-C will also provide the opportunity for us to recruit additional high quality direct sales representatives to supplement our independent sales agency network and broaden our geographic coverage and market penetration.
Spine Community Involvement, Education and Training
We market our technologies to spine surgeons globally, and our active involvement within the global spine surgeon community is a key element of our strategy to broaden the use of our products. We are committed to advancing the science of our technologies and we focus our efforts within the spine community to provide quality surgeon education and training, implement surgeon feedback into our product development process and obtain support from various spine societies. We believe that our success has been, and will continue to be driven by the quality of our products and reputation within the spine surgeon community.
We believe the most effective way to introduce and build market demand for our products is by training active spine surgeons in the use of our products, and we devote significant resources to surgeon training and education. We conduct a significant number of national and regional cadaveric training labs in the United States and internationally where surgeons have the opportunity to learn from other surgeons who have significant clinical experience utilizing our products. This education includes approved patient indications and contra-indications for our products, overviews of the features and clinical benefits of our products and review of clinical examples of procedures. We also provide proctored, hands-on training on the safe and effective implantation of our devices. For many of our international markets, these events represent extremely valuable training opportunities for surgeons for whom training on advanced techniques is not available in their local markets. As of the date of this filing, we have trained thousands of spine surgeons in the use of our VerteBRIDGE and Mobi platform technologies, and we intend to continue to focus on training leading spine surgeons in the United States on the use of our Mobi-C cervical disc replacement device.
In addition to surgeon training and education, we consult with surgeon experts and actively solicit their feedback throughout the entire product development process. We also work with surgeons and other healthcare professionals in the area of clinical research in order to gain a better understanding of the safety and efficacy of our products, and support the necessary requirements for product clearances, CE marking and registrations internationally. We also conduct post-market research to gather clinical data and to ensure that the implants and instruments that we provide meet the intended use of our products.
Moreover, we are an active participant within the spine industry, and regularly support and maintain a presence at numerous national and regional professional society congresses, such as the North American Spine Society, the Cervical Spine Research Society, EuroSpine and the AANS/CNS Joint Section on Spine. At these meetings, we meet with current and potential surgeon users, demonstrate the clinical benefits of our products and generate awareness among these societies as to the clinical benefits of our products.
Suppliers
We rely on a network of over 20 third parties, primarily located in Europe, to manufacture, package and sterilize all of our products. For us to be successful, our suppliers must be able to provide us with products and components in substantial quantities, in compliance with regulatory requirements, in accordance with agreed upon specifications, at acceptable costs and on a timely basis. We generally do not have long-term contracts with our suppliers and they are not required to provide us with any guaranteed minimum production levels. However, we do have single or limited source contracts with certain suppliers, including CF Plastiques, Invibio and Greatbatch Medical, each of which have terms in excess of one year. None of these single or limited source contracts may be terminated by the supplier other than for cause. We do not have any material contracts with any suppliers other than the agreements that we have with CF Plastiques, Invibio and Greatbatch Medical.
Our third-party manufacturers meet FDA, International Organization for Standardization, or ISO, and other quality standards supported by our internal policies and procedures. We believe these manufacturing relationships allow us to work with suppliers who have well-developed specific competencies while minimizing our capital investment, controlling costs and shortening cycle times, all of which we believe allows us to compete with larger volume manufacturers of spine surgery products.
There are a limited number of suppliers and third-party manufacturers that operate under the FDA’s current Good Manufacturing Practices, or cGMP, maintain ISO certifications and have the necessary expertise and capacity to manufacture our products. We select our suppliers carefully and frequently conduct on-site audits to ensure that our suppliers meet our internal quality control standards. Our internal quality assurance group conducts comprehensive examinations of prospective supplier facilities. In addition, we and our suppliers are subject to periodic unannounced inspections by U.S. and international regulatory authorities to ensure compliance with quality system regulations.
In most cases, we have redundant manufacturing capabilities for each of our products to ensure our inventory needs are met while maintaining high quality. However, we currently rely on a small number of limited or single source suppliers, such as Greatbatch, which supplies our Mobi-C cervical disc replacement device for the U.S. market, In’Tech Medical, which supplies a majority of our surgical instrumentation, and CF Plastiques, which is one of our interbody device suppliers. To date, we have not experienced any difficulty in locating and obtaining the materials necessary to meet demand for our products, and we believe manufacturing capacity is sufficient to meet global market demand for our products for the foreseeable future.
Competition
The medical device industry and the spine implant market in particular, are highly competitive, subject to rapid technological change and significantly affected by new product introductions and market activities of other participants. Our currently marketed products are, and any future products we commercialize will be, subject to intense competition. We believe that our significant competitors include Medtronic Spine and Biologics, DePuy Synthes Spine (a division of Johnson & Johnson), Globus Medical, Nuvasive and Stryker, which together represent a significant portion of the spine market. Each of these significant competitors compete in both the traditional and non-traditional product markets. In particular, each of these significant competitors have products that directly compete with our VerteBRIDGE fusion platform. Several of these significant competitors also have products that directly compete with our Mobi non-fusion platform, including Prodisc-C from DePuy Synthes Spine, Prestige ST and Bryan from Medtronic, Secure-C from Globus Medical and PCM from Nuvasive. To our knowledge, only one potentially competitive two-level cervical disc replacement device, the Medtronic Prestige LP, is currently in development. We believe that Medtronic Spine has completed patient enrollment for a two-level investigational device exemption study for their device but we are not aware of any public statements made by Medtronic Spine or any other party with respect to this or any other potentially competing device. We have no knowledge of, nor can we predict, when this device or any other potentially competitive device might be available for sale in the United States.
We also compete with many other spine market participants such as Alphatec Spine, Biomet Spine, Integra, Orthofix International and Zimmer, whose products generally have a smaller market share than the significant competitors listed above but a larger market share than our products. At any time, these and other potential market entrants may develop new devices or treatment alternatives that may compete directly with our products. In addition, they may gain a market advantage by developing and patenting competitive products or processes earlier than we can or by obtaining regulatory clearances, CE Certificates of Conformity or market registrations more rapidly than we can.
Many of our current and potential competitors have significantly greater financial, technical, marketing and other resources than we do and may be able to devote greater resources to the development, promotion, sale and support of their products. Our competitors may also have more extensive customer bases and broader customer relationships than we do, including relationships with our potential customers. In addition, many of these companies have longer operating histories and greater brand recognition than we do. Because of the size of the spine market and the high growth profile of the segments in which we compete, we anticipate that companies will dedicate significant resources to developing competing products. We believe that the principal competitive factors in our markets include:

•	improved outcomes for medical conditions affecting the spine;

•	acceptance by spine surgeons;

•	ease of use and reliability;

•	product price and qualification for reimbursement;

•	technical leadership and superiority;

•	effective marketing and distribution; and

•	speed to market.

We cannot assure you that we will be able to compete effectively against our competitors in regard to any one or all of these factors. Our ability to compete effectively will depend on the acceptance of our products by surgeons, hospitals and customers, and our ability to achieve better clinical outcomes than products developed by our existing or future competitors. In addition, many of our competitors could use their superior financial resources to develop products that have features or clinical outcomes similar to our products, which would harm our ability to successfully compete.

Regulatory Matters
Our business is subject to federal, state, local and foreign regulations, such as ISO 13485, FDA 21 CFR Part 820. While some laws and regulations are clear, some of the pertinent laws have not been definitively interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of subjective interpretations. In some cases there are industry guidelines or draft guidelines, however these too are subject to interpretation. In addition, these laws and their interpretations are subject to change.
Competent authorities in the European Economic Area, or EEA, which is made of the 28 EU Member States, Iceland, Liechtenstein and Norway, countries and U.S. federal as well as state governmental agencies continue to subject the healthcare industry to intense regulatory scrutiny, including heightened civil and criminal enforcement efforts. We believe that we have structured our business operations and relationships with our customers to comply with all applicable legal requirements. However, it is possible that governmental entities or other third parties could interpret these laws differently and assert otherwise. We discuss below the statutes and regulations that are most relevant to our business.
European Economic Area (EEA)
In the EEA, our devices are required to comply with the Essential Requirements laid down in Annex I to the Council Directive 93/42/EEC concerning medical devices, known as the Medical Devices Directive. Compliance with these requirements entitles us to affix the CE mark of conformity to our medical devices, without which they cannot be commercialized in the EEA. To demonstrate compliance with the Essential Requirements laid down in Annex I to the Medical Devices Directive and obtain the right to affix the CE mark of conformity to our medical devices, we must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. Except for low risk medical devices (Class I with no measuring function and which are not sterile), where the manufacturer can issue an EC Declaration of Conformity based on a self-assessment of the conformity of its products with the Essential Requirements laid down in the Medical Devices Directive, a conformity assessment procedure requires the intervention of a Notified Body, which is an organization designated by the competent authorities of a EEA country to conduct conformity assessments. The Notified Body would typically audit and examine products’ Technical File and the quality system for the manufacture, design and final inspection of our devices before issuing a CE Certificate of Conformity demonstrating compliance with the relevant Essential Requirements laid down in Annex I to the Medical Devices Directive. Following the issuance of this CE Certificate of Conformity, we can draw up an EC Declaration of Conformity and affix the CE mark to the products covered by this CE Certificate of Conformity and the EC Declaration of Conformity. We have now successfully passed several Notified Body audits since our original certification in April 30, 2002. Following these audits, our Notified Body issued ISO Certificates and CE Certificates of Conformity allowing us to draw up an EC Declaration of Conformity and affix the CE mark of conformity to certain of our devices.
After the product has been CE marked and placed on the market in the EEA, we must comply with a number of regulatory requirements relating to:

•	registration of medical devices in individual EEA countries;

•	pricing and reimbursement of medical devices;

•	establishment of post-marketing surveillance and adverse event reporting procedures;

•	Field Safety Corrective Actions, including product recalls and withdrawals;

•	marketing and promotion of medical devices; and

•	interactions with physicians.
Failure to comply with these requirements may result in enforcement measures being taken against us by the competent authorities of the EEA countries. These can include fines, administrative penalties, compulsory product withdraws, injunctions and criminal prosecution. Such enforcement measures would have an adverse effect on our capacity to market our products in the EEA and, consequently, on our business and financial position.
Further, the advertising and promotion of our products in the EEA is subject to the provisions of the Medical Devices Directive, Directive 2006/114/EC concerning misleading and comparative advertising, and Directive 2005/29/EC on unfair commercial practices, as well as other national legislation in the EEA countries governing the advertising and promotion of medical devices. These laws may limit or restrict the advertising and promotion of our products to the general public and may impose limitations on our promotional activities with healthcare professionals.

Sales of medical devices are subject to foreign government regulations, which vary substantially from country to country. In order to market our products outside the United States, we must obtain regulatory approvals or CE Certificates of Conformity and comply with extensive safety and quality regulations. The time required to obtain approval by a foreign country or to obtain a CE Certificate of Conformity may be longer or shorter than that required for FDA clearance or approval, and the requirements may differ. In the EEA, we are required to obtain Certificates of Conformity before drawing up an EC Declaration of Conformity and affixing the CE mark of conformity to our medical devices. Many other countries, such as Australia, India, New Zealand, Pakistan and Sri Lanka, accept CE Certificates of Conformity or FDA clearance or approval although others, such as Brazil, Canada and Japan require separate regulatory filings.
U.S. Food and Drug Administration Regulation
Our products are medical devices subject to extensive regulation by the FDA and other federal, state, local and foreign regulatory bodies. FDA regulations govern, among other things, the following activities that we or our partners perform and will continue to perform:

•	product design and development;

•	product testing;

•	product manufacturing;

•	product safety;

•	post-market adverse event reporting, including reporting of deaths, serious injuries or device malfunctions;

•	post-market surveillance;

•	complaint handling;

•	repair or recall of products;

•	product storage;

•	record keeping;

•	premarket clearance or approval;

•	post-market approval studies;

•	advertising and promotion; and

•	product marketing sales and distribution.

FDA’s Premarket Clearance and Approval Requirements
Unless an exemption applies, each medical device we wish to distribute commercially in the United States will require either prior 510(k) clearance or prior approval of a PMA application from the FDA. The FDA classifies medical devices into one of three classes. Devices deemed to pose low to moderate risk are placed in either class I or II, which, absent an exemption, requires the manufacturer to submit to the FDA a premarket notification requesting permission for commercial distribution. This process is known as 510(k) clearance. Some low risk devices are exempt from this requirement. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device are placed in class III, requiring approval of a PMA application. Our currently marketed products include Class I devices marketed pursuant to an exemption from 510(k) premarket clearance, Class II devices marketed under FDA 510(k) premarket clearance and Class III devices requiring premarket approval. Both premarket clearance and PMA applications are subject to the payment of user fees, paid at the time of submission for FDA review. The FDA can also impose restrictions on the sale, distribution or use of devices at the time of their clearance or approval, or subsequent to marketing.
510(k) Clearance Pathway

To obtain 510(k) clearance, we must submit a premarket notification demonstrating that the proposed device is substantially equivalent to a previously cleared 510(k) device or a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of PMA applications. The FDA’s 510(k) clearance pathway usually takes from three to 12 months from the date the application is completed, but it can take significantly longer and clearance is never assured. Although many 510(k) premarket notifications are cleared without clinical data, in some cases, the FDA requires significant clinical data to support substantial equivalence. In reviewing a premarket notification, the FDA may request additional information, including clinical data, which may significantly prolong the review process. After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a new or major change in its intended use, will require a new 510(k) clearance or, depending on the modification, could require a PMA application. The FDA requires each manufacturer to make this determination initially, but the FDA can review any such decision and can disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination regarding whether a new premarket submission is required for the modification of an existing device, the FDA can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or approval of a PMA application is obtained. If the FDA requires us to seek 510(k) clearance or approval of a PMA application for any modifications to a previously cleared product, we may be required to cease marketing or recall the modified device until we obtain this clearance or approval. In addition, in these circumstances, we may be subject to significant regulatory fines or penalties for failure to submit the requisite PMA application(s). We have made and plan to continue to make minor additional product enhancements that we believe do not require new 510(k) clearances. In addition, the FDA is currently evaluating the 510(k) process and may make substantial changes to industry requirements.
Premarket Approval Pathway
A PMA application must be submitted if the device cannot be cleared through the 510(k) process. The PMA application process is generally more costly and time consuming than the 510(k) process and requires proof of the safety and effectiveness of the device to the FDA’s satisfaction. Accordingly, a PMA application must be supported by extensive data including, but not limited to, technical information regarding device design and development, pre-clinical and clinical trials, data and manufacturing and labeling to support the FDA’s determination that the device is safe and effective for its intended use. After a PMA application is complete, the FDA will accept the application and begins an in-depth review of the submitted information. By statute, the FDA has 180 days to review the “accepted application,” although, generally, review of the application takes between one and three years, but may take significantly longer. During this review period, the FDA may request additional information or clarification of information already provided. Also during the review period, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. In addition, the FDA will conduct a preapproval inspection of the manufacturing facility to ensure compliance with Quality System Regulations, or QSRs, which impose elaborate design development, testing, control, documentation and other quality assurance procedures in the design and manufacturing process. The FDA may approve a PMA application with post-approval conditions intended to ensure the safety and effectiveness of the device including, among other things, restrictions on labeling, promotion, sale and distribution and collection of long-term follow-up data from patients in the clinical study that supported approval. Failure to comply with the conditions of approval can result in materially adverse enforcement action, including the loss or withdrawal of the approval. New PMA applications or PMA application supplements are required for significant modifications to the manufacturing process, labeling and design of a device that is approved through the PMA modifications that affect the safety or effectiveness of the device, including, for example, certain types of modifications to the device’s indication for use, manufacturing process, labeling and design. PMA supplements often require submission of the same type of information as a PMA application, except that the supplement is limited to information needed to support any changes from the device covered by the original PMA application, and may not require as extensive clinical data or the convening of an advisory panel, depending on the nature of the proposed change.
Clinical Trials
A clinical trial is almost always required to support a PMA application and may be required for a 510(k) premarket notification. In the United States, absent certain limited exceptions, human clinical trials intended to support product clearance or approval require an Investigational Device Exemption, or IDE, application. Some types of studies deemed to present “non-significant risk” are deemed to have an approved IDE once certain requirements are addressed and IRB approval is obtained. If the device presents a “significant risk” to human health, as defined by the FDA, the Sponsor must submit an IDE application to the FDA and obtain IDE approval prior to commencing the human clinical trials. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to evaluate the device in humans and that the testing protocol is scientifically sound. The IDE application must be approved in advance by the FDA for a specified number of subjects, unless the product is deemed a non-significant risk device and eligible for more abbreviated IDE requirements. Clinical trials for a significant risk device may begin once the IDE application is approved by the FDA and the responsible institutional review boards at the clinical trial sites. There can be no assurance that submission of an IDE will result in the ability to commence clinical trials. Additionally, after a trial begins, the FDA may place it on hold or terminate it if, among other reasons, it concludes that the clinical subjects are exposed to unacceptable health risks that outweigh the benefits of participation in the study. During a study, we are required to comply with the FDA’s IDE requirements for investigator selection, trial monitoring, reporting, record keeping and prohibitions on the promotion of investigational devices or making safety or efficacy claims for them. We are also responsible for the appropriate labeling and distribution of investigational devices. Our clinical trials must be conducted in accordance with FDA regulations and federal and state regulations concerning human subject protection, including informed consent and healthcare privacy. The investigators must also obtain patient informed consent, rigorously follow the investigational plan and study protocol, control the disposition of investigational devices and comply with all reporting and recordkeeping requirements. The FDA’s grant of permission to proceed with clinical testing does not constitute a binding commitment that the FDA will consider the study design adequate to support clearance or approval. In addition, there can be no assurance that the data generated during a clinical study will meet chosen safety and effectiveness endpoints or otherwise produce results that will lead the FDA to grant marketing clearance or approval. Similarly, in Europe, the clinical study must be approved by the local ethics committee and in some cases, including studies of high-risk devices, by the Ministry of Health in the applicable country.
Pervasive and Continuing FDA Regulation
After a device is placed on the market, regardless of its classification or premarket pathway, numerous regulatory requirements apply. These include, but are not limited to:

•	establishing establishment registration and device listings with the FDA;

•
Quality System Regulation, or QSR, which requires manufacturers, including third-party manufacturers, to follow stringent design, testing, process control, documentation and other quality assurance procedures;

•	labeling regulations, which prohibit the promotion of products for uncleared or unapproved, or off-label, uses and impose other restrictions on labeling;

•	clearance or approval of product modifications that could significantly affect safety or efficacy or that would constitute a major change in intended use;

•
medical device reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur;

•
corrections and removal reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the U.S. Federal Food, Drug, and Cosmetic Act, or FDCA, that may present a risk to health. In addition, FDA may order a mandatory recall if there is a reasonable probability that the device would cause serious adverse health consequences or death; and

•	post-approval restrictions or conditions, including requirements to conduct post-market surveillance studies to establish continued safety data.
The FDA has broad post-market and regulatory enforcement powers. The Agency may conduct unannounced inspections to determine compliance with the QSR and other regulations, and these inspections may include the manufacturing facilities of subcontractors. Failure by us or our suppliers to comply with applicable regulatory requirements can result in enforcement action by the FDA or other regulatory authorities, which may result in sanctions and related consequences including, but not limited to:

•	untitled letters or warning letters;

•	fines, injunctions, consent decrees and civil penalties;

•	recall, detention or seizure of our products;

•	operating restrictions, partial suspension or total shutdown of production;

•	refusal of or delay in granting our requests for 510(k) clearance or premarket approval of new products or modified products;

•	withdrawing 510(k) clearance or premarket approvals that are already granted;

•	refusal to grant export approval for our products;

•	criminal prosecution; and

•	unanticipated expenditures to address or defend such actions.
We are subject to unannounced device inspections by the FDA, the Office of Compliance, the Center for Devices and Radiological Health and the Center for Biologics Evaluation and Research, as well as other regulatory agencies overseeing the implementation and adherence of applicable state and federal tissue licensing regulations. These inspections may include our suppliers’ facilities.
Third-Party Coverage and Reimbursement
Healthcare providers in the United States generally rely on third-party payors, principally private insurers and governmental payors such as Medicare and Medicaid, to cover and reimburse all or part of the cost of a spine surgery in which our products are used. We expect that sales volumes and prices of our products will continue to depend in large part on the availability of reimbursement from such third-party payors. Third party payors perform analyses on new technologies to determine if they are medically necessary, before providing coverage for them. These third-party payors may still deny reimbursement on covered technologies if they determine that a device used in a procedure was not used in accordance with the payor’s coverage policy. Particularly in the United States, third-party payors continue to carefully review, and increasingly challenge, the prices charged for procedures and medical products.
Medicare coverage and reimbursement policies are developed by the Centers for Medicare & Medicaid Services, or CMS, the federal agency responsible for administering the Medicare program, and its contractors. CMS establishes Medicare coverage and reimbursement policies for medical products and procedures and such policies are periodically reviewed and updated. While private payors vary in their coverage and payment policies, most look upon the coverage and payment by Medicare as a benchmark by which to make their own coverage decisions. Medicare reimbursement rates for the same or similar procedures vary due to geographic location, nature of the facility in which the procedure is performed (i.e., teaching or community hospital) and other factors. We cannot assure you that government or private third-party payors will cover and reimburse the procedures using our products in whole or in part in the future or that payment rates will be adequate.
A key component in ensuring whether the appropriate payment amount is received for physician and other services, including those procedures using our products, is the existence of a CPT code. To receive payment, healthcare practitioners must submit claims to insurers using these codes for payment for medical services. CPT codes are assigned, maintained and annually updated by the American Medical Association and its CPT Editorial Board. The lack of a CPT code that describes procedures performed using our products, or a change to an existing code that describes such procedures, may adversely affect reimbursement for these procedures.
In the United States, a large percentage of insured individuals receive their medical care through managed care programs, which monitor and often require pre-approval of the services that a member will receive. Some managed care programs pay their providers on a per capita basis, which puts the providers at financial risk for the services provided to their patients by paying these providers a predetermined payment per member per month and, consequently, may limit the willingness of these providers to use our products.
We believe that the overall escalating cost of medical products and services has led to, and will continue to lead to, increased pressures on the healthcare industry to reduce the costs of products and services. We cannot assure you that government or private third-party payors will cover and reimburse the procedures using our products in whole or in part in the future or that payment rates will be adequate. In addition, it is possible that future legislation, regulation or reimbursement policies of third-party payors will adversely affect the demand for our procedures and products or our ability to sell them on a profitable basis. The unavailability or inadequacy of third-party payor coverage or reimbursement could have a material adverse effect on our business, operating results and financial condition.
Internationally, reimbursement and healthcare payment systems vary substantially from country to country and include single-payor, government-managed systems as well as systems in which private payors and government managed systems exist side-by-side. Our ability to achieve market acceptance or significant sales volume in international markets we enter will be dependent in large part on the availability of reimbursement for procedures performed using our products under the healthcare payment systems in such markets. A small number of countries may require us to gather additional clinical data before recognizing coverage and reimbursement for our products. It is our intent to complete the requisite clinical studies and obtain coverage and reimbursement approval in countries where it makes economic sense to do so.

Healthcare Fraud and Abuse
Federal healthcare fraud and abuse laws most frequently apply to our business when a customer submits a claim for an item or service that is reimbursed under Medicare, Medicaid or most other federally-funded healthcare programs. The federal Anti-Kickback Statute prohibits unlawful inducements for the referral of business reimbursable under federal healthcare programs, such as remuneration provided to physicians to induce them to use certain tissue products or medical devices reimbursable by Medicare or Medicaid. The Anti-Kickback Statute is subject to evolving interpretations. In the past, the government has enforced the Anti-Kickback Statute to reach large settlements with healthcare companies based on sham consultant arrangements with physicians. Further, the recently enacted Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the PPACA, among other things, amends the intent requirements of the federal Anti-Kickback Statute and the criminal statute governing healthcare fraud, which includes the federal anti-kickback law. A person or entity no longer needs to have actual knowledge of these statutes or specific intent to violate them. In addition, the PPACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act or federal civil money penalties statute. The majority of states also have anti-kickback laws which establish similar prohibitions and in some cases may apply to items or services reimbursed by any third-party payor, including commercial insurers.
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
The system for reporting is called “Open Payments” and does apply to medical device manufacturers. This is the first year for reporting under the Open Payments system. CMS recently announced that starting February 28, 2014, Open Payments registration and data submission for the Federal Physician Payment Sunshine Act will open with a two-phased approach for reporting 2013 payments. Phase 1 (February 18, 2014 - March 31, 2014) includes user registration in CMS’ Enterprise Portal and submission of corporate profile information and aggregate 2013 payment data. Phase 2 (begins in May and extends for at least 30 days) includes industry registration in the Open Payments system, submission of detailed 2013 payment data, and legal attestation to the accuracy of the data. Thereafter, device manufacturers must submit reports by the 90th day of each subsequent calendar year. In addition, CMS estimates that approximately 1,000 device and medical supply companies will be required to comply with the disclosure requirements and that the average cost per entity will be approximately $170,000 in the first year. Due to the difficulty in complying with Physician Payment Sunshine Act and the nature of our U.S. sales force concentrated with independent sales agencies, we cannot assure you that we will successfully report all transfers of value by us and our independent sales agencies, and any failure to comply could result in significant fines and penalties.
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
If a governmental authority were to conclude that we are not in compliance with applicable laws and regulations, we and our officers and employees could be subject to severe criminal and civil penalties, including exclusion from participation as a supplier of product to beneficiaries covered by Medicare or Medicaid.
Additionally, the civil False Claims Act prohibits knowingly presenting or causing the presentation of a false, fictitious or fraudulent claim for payment to the U.S. government. Actions under the False Claims Act may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government. Violations of the False Claims Act can result in very significant monetary penalties and treble damages. The federal government is using the False Claims Act, and the accompanying threat of significant liability, in its investigations of healthcare providers and suppliers throughout the country for a wide variety of Medicare billing practices, and has obtained multi-million and multi-billion dollar settlements under the False Claims Act in addition to individual criminal convictions under applicable criminal statutes. Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources to investigating healthcare providers’ and suppliers’ compliance with the healthcare reimbursement rules and fraud and abuse laws.
Similar laws are increasingly being introduced in the individual EEA countries. The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medical devices is prohibited. The provision of benefits or advantages to physicians is also governed by the national antibribery laws of the EEA countries. One such example is the UK Bribery Act. Payments made to physicians in certain EEA countries must also be publically disclosed. Moreover, agreements with physicians must often be the subject of prior notification and approval by the physician’s employer, his/her competent professional organization, and/or the competent authorities of the EEA countries. These requirements are provided in the national laws, industry codes, or professional codes of conduct applicable in the EEA countries. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.
Intellectual Property
Our success depends upon our ability to protect our intellectual property. For protection of our intellectual property, we rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, as well as customary confidentiality and other contractual protections. As of December 31, 2013, we owned over 330 issued patents globally, of which 27 were issued U.S. patents. As of December 31, 2013, we owned over 80 patent applications pending globally, of which 28 were patent applications pending in the United States. As of December 31, 2013, 20 of our U.S. issued patents have pending continuations or divisionals in process which may provide additional intellectual property protection if issued as U.S. patents. Our issued patents expire between 2020 and 2031, subject to payment of required maintenance fees, annuities and other charges. As of December 31, 2013, we also owned 15 U.S. trademark registrations and 59 foreign trademark registrations, as well as five pending U.S. trademark registrations and 14 pending foreign trademark registrations.
We also rely upon trade secrets, know-how, continuing technological innovation, and may in the future rely upon licensing opportunities, to develop and maintain our competitive position. We protect our proprietary rights through a variety of methods, including confidentiality agreements and proprietary information agreements with suppliers, employees, consultants and others who may have access to proprietary information.
Employees
As of December 31, 2013, we had 323 employees, 183 of whom were primarily engaged in sales and marketing, 64 of whom were primarily engaged in product development and research, and 76 of whom were primarily engaged in administration and finance. A majority of these employees are located outside the United States. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good
Corporate Information
LDR Holding Corporation was incorporated in 2006 as LDR Holding Corporation in the State of Delaware. Our principal executive office is located at 13785 Research Boulevard, Suite 200, Austin, Texas 78750 and our telephone number is (512) 344-3333. Our website address is http://www.ldrholding.com. We completed our initial public offering in October 2013, and our common stock is listed on The NASDAQ Global Select Market under the symbol “LDRH.”
Through a link on the Investor Relations section of our website, we make available the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commision (“SEC”): our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. All such filings are available free of charge. The public may read and copy any materials we file with SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
Item 1A. Risk Factors
Risks Related to Our Business
We have incurred losses in the past and may not be able to achieve or sustain profitability in the future.
We have incurred significant losses in most fiscal years since inception. We incurred net losses of $1.8 million, $9.7 million and $27.9 million in 2011, 2012 and 2013, respectively. As a result of ongoing losses, we had an accumulated deficit of $83.8 million at December 31, 2013. We expect to continue to incur significant product development, clinical and regulatory, sales and marketing and other expenses. Additionally, we expect that our general and administrative expense will increase due to the additional operational and reporting costs associated with being a public company. We will need to generate significant additional revenue to achieve and maintain profitability, and even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time. Our failure to achieve or maintain profitability could negatively impact the value of our common stock.

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
In addition, a substantial amount of our revenue is generated by just a few products. For example, in 2013, 83% of our revenue came from our VerteBRIDGE and Mobi platform products, most of which came from products incorporating our VerteBRIDGE plating technology. These categories of products are dominated by ROI-A and Avenue L, in the lumbar product portfolio, and ROI-C, in the cervical product portfolio. In the event we are unable to market and sell these devices or any future device that represents a substantial amount of our revenue, our results of operations and financial condition will be materially adversely affected.
To be commercially successful, we must convince spine surgeons that our VerteBRIDGE and Mobi platform products are attractive alternatives to our competitors’ products.
Spine surgeons play a significant role in determining the course of treatment and, ultimately, the type of product that will be used to treat a patient, so we rely on effectively marketing to them. Acceptance of our products depends on educating spine surgeons as to the distinctive characteristics, perceived clinical benefits, safety and cost-effectiveness of our products as compared to our competitors’ products and on training spine surgeons in the proper application of our products. If we are not successful in convincing spine surgeons of the merits of our products or educating them on the use of our products, they may not use our products and we will be unable to increase our sales and sustain growth or reach profitability. Our exclusive technology products represented approximately 74%, 80% and 83% of our sales for the years ended December 31, 2011, 2012 and 2013, respectively. As a result, continued market acceptance of those products is critical to our continued success. If the volume of sales of these products declines, our business, financial position and results of operations could be materially and adversely affected.
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

We only recently received approval from the U.S. Food and Drug Administration for our Mobi-C device and have limited experience selling it in the United States.
Our future growth is significantly dependent on the success of Mobi-C, our cervical disc replacement device, in the U.S. market. While we have been selling Mobi-C internationally since 2004, we did not obtain approval for Mobi-C from the U.S. Food and Drug Administration, or FDA, until August 2013 and have only recently begun the commercial launch of the product in the United States. As a result, we have limited history selling Mobi-C in the United States upon which you can evaluate its prospects. We cannot assure you that our launch of Mobi-C in the U.S. market will be successful, and our future growth may be limited.
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
The success of Mobi-C depends significantly on the availability and level of government and third-party payor reimbursement for procedures using our Mobi-C device. Many payors, including Medicare contractors, state Medicaid programs and private insurers may not reimburse for use of cervical disc replacement devices, including our Mobi-C device. While we believe there is a trend for broader coverage of cervical disc replacement devices in the United States, we cannot assure you that this coverage will continue to improve or that payors will not cease reimbursing for cervical disc replacement devices altogether. Additionally, even where reimbursement for cervical disc replacement devices exists, it is typically limited to treatment of cervical disc disease in one vertebral level, or one-level disease. Furthermore, surgeons are reimbursed at a significantly lower amount for performing a procedure using a cervical disc replacement device than traditional ACDF. In addition to its approval for treatment of one-level disease, Mobi-C is the first cervical disc replacement device approved to treat cervical disc disease in two adjacent vertebral levels, or two-level disease. As a result, we will need to work with payors to obtain coverage for the use of Mobi-C to treat two-level cervical disc disease. Payors may, however, conclude that Mobi-C for the treatment of two-level disease should still be considered investigational, may defer coverage pending additional long-term data or may deny coverage based on a combination of these or other factors. Furthermore, even if government and third-party payors elect to reimburse for Mobi-C for the treatment of two-level cervical disc disease, it is possible that these payors may also elect to reimburse for our competitors’ cervical disc replacement devices when used to treat two-level cervical disc disease, even without our competitors’ products having FDA approval for such treatment. If the trend towards reimbursement of procedures involving cervical disc replacement devices does not continue, slows or stops altogether, our ability to market and sell Mobi-C would be significantly limited and our business and operations would suffer. Additionally, if we establish reimbursement for Mobi-C for treatment of two-level cervical disc disease, and our competitors’ products receive the same treatment without FDA approval for such treatment, our competitive advantage in the United States would be limited and that would significantly limit our ability to grow our business.
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
For example, in August of 2013, Aetna Inc., a large private insurance provider, issued a policy bulletin that classified PEEK interbody cervical cages such as ROI-C as experimental and investigational. Such a change may impact whether Aetna will continue to cover procedures utilizing such cages, and it may encourage other private insurance providers to evaluate their own coverage of PEEK interbody cervical cages.
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
New products may impact the growth in sales of our existing products.
As an innovative company, we plan to continue to introduce new products that may be indicated for uses similar to our existing products. Growth in sales of our existing products may be negatively impacted due to the introduction of such new products. For example, while we have limited experience selling Mobi-C and Avenue-L in the United States, growth in sales of ROI-C and ROI-A may be impacted by Mobi-C and Avenue-L, respectively.
If we are unable to maintain and expand our network of direct sales representatives, independent sales agencies and international distributors, we may not be able to generate anticipated sales.
We first began operations in 2000 and have operated in the United States since 2005. We have limited experience marketing and selling our Mobi-C cervical disc replacement device, for which we received FDA approval in August 2013, and we have limited experience marketing that device in the United States. As of December 31, 2013, our sales organization consists of regional sales managers that lead direct sales representatives and over 190 independent sales agencies that employ over 600 sales representatives. As of December 31, 2013, our U.S. sales organization includes 40 sales managers. For the year ending December 31, 2013, the vast majority of our U.S. sales were from independent sales agencies. Outside of the United States, we sell through direct sales representatives and distributors that are often managed by our direct sales managers located in our foreign offices. Our international operations consists of over 160 employees and 55 distributors, which together had sales in over 27 countries in 2013. Our operating results are directly dependent upon the sales and marketing efforts of not only our employees, but also our independent sales agencies and distributors. We expect our direct sales representatives, independent sales agencies and distributors to develop long-lasting relationships with the surgeons they serve. If our direct sales representatives, independent sales agencies or distributors fail to adequately promote, market and sell our products, our sales could significantly decrease.
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
We have numerous competitors in the spine market, which include Medtronic Spine and Biologics, DePuy Synthes Spine (a division of Johnson & Johnson), Globus Medical, Nuvasive and Stryker, which together represent a significant portion of the spine market. We also compete with many smaller spine market participants such as Alphatec Spine, Biomet Spine, Integra, Orthofix International and Zimmer. At any time, these or other industry participants may develop alternative treatments, products or procedures for the treatment of spine disorders that compete directly or indirectly with our products. They may also develop and patent processes or products earlier than we can or obtain regulatory clearance, approvals or CE Certificates of Conformity for competing products more rapidly than we can, which could impair our ability to develop and commercialize similar processes or products. If alternative treatments are, or are perceived to be, superior to our spine surgery products, sales of our products could be negatively affected and our results of operations could suffer.
Many of our larger competitors are either publicly traded or divisions or subsidiaries of publicly traded companies. These competitors enjoy several competitive advantages over us, including:

•	greater financial, human and other resources for product research and development, sales and marketing and litigation;

•	significantly greater name recognition;

•	established relationships with spine surgeons, hospitals and other healthcare providers;

•	large and established sales and marketing and distribution networks;

•	products supported by long-term clinical data;

•	greater experience in obtaining and maintaining regulatory clearances, approvals or CE Certificates of Conformity for products and product enhancements;

•	more expansive portfolios of intellectual property rights; and

•	broader product portfolios affording them greater ability to cross-sell their products or to incentivize hospitals or surgeons to use their products.
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
There are a limited number of suppliers and third-party manufacturers that operate under the FDA’s current Good Manufacturing Practices, maintain certifications from the International Organization for Standardization, that are recognized as harmonized standards in the EEA, and that have the necessary expertise and capacity to manufacture our products. As a result, it may be difficult for us to locate manufacturers for our anticipated future needs, and our anticipated growth could strain the ability of our current suppliers to deliver products, materials and components to us. If we are unable to arrange for third-party manufacturing of our products, or to do so on commercially reasonable terms, we may not be able to complete development of, market and sell our new products.

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

We also rely on these private-label manufacturers to comply with the regulations and requirements of the FDA, the competent authorities or notified bodies of the EEA countries, or foreign regulatory authorities and their failure to comply with strictly enforced regulatory requirements could expose us to regulatory action including warning letters, product recalls, termination of distribution, product seizures or civil and criminal penalties. Any quality control problems that we experience with respect to products manufactured by our private-label manufacturers, any inability by us to provide our customers with sufficient supply of products or any investigations or enforcement actions by the FDA, the competent authorities or notified bodies of the EEA countries or other foreign regulatory authorities could adversely affect our reputation or commercialization of our products and adversely and materially affect our business and operating results.
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

Although we believe our training methods for surgeons are conducted in compliance with FDA and other applicable regulations developed both nationally and in third countries, if the FDA or other competent authority determines that our training constitutes promotion of an unapproved use or promotion of an intended purpose not covered by the current CE mark affixed to our product, they could request that we modify our training or subject us to regulatory enforcement actions, including the issuance of a warning letter, injunction, seizure, civil fine and criminal penalty.
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

•	implement and successfully execute our business and marketing strategy;

•	respond effectively to competitive pressures and developments;

•	continue to develop and enhance our products and products in development;

•	obtain regulatory clearance, approval or CE Certificate of Conformity to commercialize new products and enhance our existing products;

•	expand our presence and commence operations in international markets;

•	perform clinical research and trials on our existing products and current and future product candidates; and

•	attract, retain and motivate qualified personnel.
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
Our VerteBRIDGE platform products that we market in the United States either have received premarket clearance under Section 510(k) of the FDCA, or are exempt from premarket review. The FDA’s 510(k) clearance process requires us to show that our proposed product is “substantially equivalent” to another 510(k)-cleared product. This process is shorter and typically requires the submission of less supporting documentation than other FDA approval processes and does not always require long-term clinical studies. In the EEA, manufacturers of medical devices are required by the Medical Devices Directive to collect post-marketing clinical data in relation to their CE marked medical devices. Post-market surveillance includes the conduct of post-market clinical follow-up studies permitting manufacturers to gather information concerning quality, safety or performance of medical devices after they have been placed on the market in the EU. All information collected as part of the post-market surveillance process must be reviewed, investigated and analyzed on a regular basis in order to determine whether trending conclusions can be made concerning the safety or performance of the medical device and decisions must be taken in relation to the continued marketing of medical devices currently on the market. We expect to incur ongoing costs to comply with these post-market clinical obligations in France and other EEA markets for so long as we continue to market and sell products in those markets. We anticipate that these costs will be immaterial going forward. Except for Mobi-C, we lack the breadth of published long-term clinical data supporting the safety and efficacy of our cervical technology products or our lumbar technology products and the benefits they offer that might have been generated in connection with other approval processes. For these reasons, spine surgeons may be slow to adopt our products, we may not have comparative data that our competitors have or are generating, and we may be subject to greater regulatory and product liability risks. Further, future patient studies or clinical experience, including those that we are starting in France, may indicate that treatment with our products does not improve patient outcomes. Such results would slow the adoption of our products by spine surgeons, would significantly reduce our ability to achieve expected sales and could prevent us from achieving and maintaining profitability. Moreover, if future results and experience indicate that our products cause unexpected or serious complications or other unforeseen negative effects, we could be subject to mandatory product recalls, suspension or withdrawal of FDA or other government’s clearance or approval, CE Certificates of Conformity, significant legal liability or harm to our business reputation.
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
We have no current commitments with respect to any acquisition or investment, and we have limited experience acquiring technology. We do not know if we will be able to identify suitable acquisitions, complete any such acquisitions on favorable terms or at all, successfully integrate any acquired business, product or technology into our business or retain any key personnel, suppliers or international distributors. Our ability to grow through acquisitions successfully depends upon our ability to identify, negotiate, complete and integrate suitable target businesses and to obtain any necessary financing. These efforts could be expensive and time-consuming, and may disrupt our ongoing business and prevent management from focusing on our operations. If we are unable to integrate any acquired businesses, products or technologies effectively, our business, results of operations and financial condition will be materially adversely affected.
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
Our business is generally not seasonal in nature. However, our sales may be influenced by summer vacation and winter holiday periods, during which we have experienced fewer spine surgeries taking place. We have experienced and continue to experience meaningful variability in our sales and gross profit among quarters, as well as within each quarter, as a result of a number of factors, including, among other things:

•	the number of products sold in the quarter;

•	the number of surgical procedures performed during the quarter;

•	the demand for, and pricing of our products and the products of our competitors;

•	the timing of or failure to obtain regulatory clearances, approvals or CE Certificates of Conformity for products;

•	costs, benefits and timing of new product introductions;

•	increased competition;

•	the availability and cost of components and materials;

•	the number of selling days in the quarter;

•	fluctuation and foreign currency exchange rates; and

•	impairment and other special charges.
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
In the EEA, our medical devices must comply with the Essential Requirements laid down in Annex I to the EU Medical Devices Directive. Compliance with these requirements is a prerequisite to be able to affix the CE mark of conformity to our medical devices, without which they cannot be marketed or sold in the EEA. To demonstrate compliance with the Essential Requirements laid down in Annex I to the Medical Devices Directive we must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. Except for low risk medical devices (Class I with no measuring function and which are not sterile), where the manufacturer can issue an EC Declaration of Conformity based on a self-assessment of the conformity of its products with the Essential Requirements laid down in Annex I to the Medical Devices Directive, a conformity assessment procedure requires the intervention of a third party organization designated by competent authorities of a EEA country to conduct conformity assessments, or a Notified Body. The Notified Body would typically audit and examine products’ Technical File and the quality system for the manufacture, design and final inspection of our devices before issuing a CE Certificate of Conformity demonstrating compliance with the relevant Essential Requirements laid down in Annex I to the Medical Devices Directive.
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
With respect to implantable devices or devices classified as Class III in the EEA, the manufacturer must conduct clinical studies to obtain the required clinical data, unless relying on existing clinical data from similar devices can be justified. As part of the conformity assessment process, depending on the type of devices, the Notified Body will review the manufacturer’s clinical evaluation process, assess the clinical evaluation data of a representative sample of the devices’ subcategory or generic group (for Class IIa and IIb devices), or assess all the clinical evaluation data, verify the manufacturer’s assessment of that data and assess the validity of the clinical evaluation report and the conclusions drawn by the manufacturer (for implantable and Class III devices). The conduct of clinical studies to obtain clinical data that might be required as part of the described clinical evaluation process can be expensive and time-consuming.
Even after we receive a CE Certificate of Conformity enabling us to affix the CE mark on our products and to sell these products in the EEA countries, a Notified Body or a competent authority may require postmarketing studies of our products. In fact, in March of 2010, the French government requested us to start such studies on our products sold in France. Failure to comply with such requests in a timely manner could result in the withdrawal of our CE Certificate of Conformity and the recall or withdrawal of the subject product from the European market, which would prevent us from generating sales for that product in Europe. Moreover, each CE Certificate of Conformity is valid for a maximum of five years, more commonly three years. At the end of each period of validity we are required to apply to the Notified Body for a renewal of the CE Certificates of Conformity. There may be delays in the renewal of the CE Certificates of Conformity or the Notified Body may require modifications to our products or to the related Technical Files before it agrees to issue the new CE Certificates of Conformity.
On September 26, 2012, the European Commission adopted a package of legislative proposals designed to replace the existing regulatory framework for medical devices in the EEA. These proposals are intended to strengthen the medical devices rules in the EEA countries. On October 22, 2013, the European Parliament voted in favor of an amended draft of the Regulation. The proposed text is currently being discussed by the Council of the European Union. If and when adopted the proposed new legislation may prevent or delay the CE marking of our products under development or impact our ability to modify our currently CE marked products on a timely basis.
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
If we or our suppliers fail to comply with ongoing EEA and FDA or other foreign regulatory authority requirements, or if we experience unanticipated problems with our products, these products could be subject to restrictions or withdrawal from the market.
Any product for which we obtain clearance or approval, and the manufacturing processes, reporting requirements, post-approval clinical data and promotional activities for such product, will be subject to continued regulatory review, oversight and periodic inspections by the FDA and other domestic and foreign regulatory bodies. In particular, we and our third-party suppliers are required to comply with the FDA’s Quality System Regulation, or QSR. In the EEA countries, compliance with harmonized standards is also recommended as this is interpreted as a presumption of conformity with the relevant Essential Requirements laid down in Annex I to the Medical Devices Directive or the quality system requirements laid down in the other Annexes to the Directive. These FDA regulations and EU standards cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our products. Compliance with applicable regulatory requirements is subject to continual review and is monitored rigorously through periodic inspections by the FDA. Compliance with harmonized standards in the EEA is also subject to regular review through the conduct of inspection by Notified Bodies or other certification bodies. If we, or our manufacturers, fail to adhere to QSR requirements in the United States or other harmonized standards in the EEA, this could delay production of our products and lead to fines, difficulties in obtaining regulatory clearances, CE Certificate of Conformity, recalls, enforcement actions, including injunctive relief or consent decrees, or other consequences, which could, in turn, have a material adverse effect on our financial condition or results of operations.
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
The FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture. In this case, the FDA, the authority to require a recall must be based on an FDA finding that there is reasonable probability that the device would cause serious injury or death. In addition, foreign governmental bodies have the authority to require the recall of our products in the event of material deficiencies or defects in design or manufacture. Manufacturers may, under their own initiative, recall a product if any material deficiency in a device is found. The FDA requires that certain classifications of recalls be reported to the FDA within 10 working days after the recall is initiated. A government-mandated or voluntary recall by us or one of our international distributors could occur as a result of an unacceptable risk to health, component failures, malfunctions, manufacturing errors, design or labeling defects or other deficiencies and issues. Recalls of any of our products would divert managerial and financial resources and have an adverse effect on our reputation, results of operations and financial condition, which could impair our ability to produce our products in a cost-effective and timely manner in order to meet our customers’ demands. We may also be subject to liability claims, be required to bear other costs, or take other actions that may have a negative impact on our future sales and our ability to generate profits. Companies are required to maintain certain records of recalls, even if they are not reportable to the FDA or another third country competent authority. We may initiate voluntary recalls involving our products in the future that we determine do not require notification of the FDA or another third country competent authority. If the FDA, another third country competent authority or our Notified Body disagrees with our determinations, they could require us to report those actions as recalls. A future recall announcement could harm our reputation with customers and negatively affect our sales. In addition, the FDA or another third country competent authority could take enforcement action for failing to report the recalls when they were conducted.
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
Further, the advertising and promotion of our products is subject to EEA Member States laws implementing the Medical Devices Directive, Directive 2006/114/EC concerning misleading and comparative advertising, and Directive 2005/29/EC on unfair commercial practices, as well as other EEA Member State legislation governing the advertising and promotion of medical devices. In addition, we are subject to EU and national Codes of Conduct. These laws and Codes of Conduct may limit or restrict the advertising and promotion of our products to the general public and may impose limitations on our promotional activities with healthcare professionals.
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

The system for reporting is called “Open Payments” and does apply to medical device manufacturers. This is the first year for reporting under the Open Payments system. CMS recently announced that starting February 28, 2014, Open Payments registration and data submission for the Federal Physician Payment Sunshine Act will open with a two-phased approach for reporting 2013 payments. Phase 1 (February 18, 2014 - March 31, 2014) includes user registration in CMS’ Enterprise Portal and submission of corporate profile information and aggregate 2013 payment data. Phase 2 (begins in May and extends for at least 30 days) includes industry registration in the Open Payments system, submission of detailed 2013 payment data, and legal attestation to the accuracy of the data. Thereafter, device manufacturers must submit reports by the 90th day of each subsequent calendar year. In addition, CMS estimates that approximately 1,000 device and medical supply companies will be required to comply with the disclosure requirements and that the average cost per entity will be approximately $170,000 in the first year. Due to the difficulty in complying with Physician Payment Sunshine Act and the nature of our U.S. sales force concentrated with independent sales agencies, we cannot assure you that we will successfully report all transfers of value by us and our independent sales agencies, and any failure to comply could result in significant fines and penalties.
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
Similar laws are increasingly being introduced in the individual EEA countries. The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medical devices is prohibited. The provision of benefits or advantages to physicians is also governed by the national antibribery laws of the EEA countries. One such example is the UK Bribery Act. Payments made to physicians in certain EEA countries must also be publically disclosed. Moreover, agreements with physicians must often be the subject of prior notification and approval by the physician’s employer, his/her competent professional organization, and/or the competent authorities of the EEA countries. These requirements are provided in the national laws, industry codes, or professional codes of conduct applicable in the EEA countries. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

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
The PPACA imposes, among other things, an excise tax of 2.3% on any entity that manufactures or imports medical devices offered for sale in the United States beginning in 2013. Under these provisions, the Congressional Research Service predicts that the total cost to the medical device industry may be up to $20 billion over the next decade. The Internal Revenue Service issued final regulations implementing the tax in December of 2012 which requires, among other things, bi-monthly payments and quarterly reporting. We are subject to this excise tax on our sales of certain medical devices we import into the United States. We anticipate that primarily all of our sales of medical devices in the United States will be subject to this 2.3% excise tax. During the year ended December 31, 2013, we recognized $0.7 million in tax expense associated with the medical device tax in the United States, which is included in general and administrative expenses.

Risks Related to our Financial Results and Need for Financing
Our quarterly revenue and operating results are unpredictable and may fluctuate significantly from quarter to quarter due to factors outside our control, which could adversely affect our business, consolidated financial statements and the trading price of our common stock.
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
Since fiscal year 2008, the global economy has been impacted by the sequential effects of an ongoing global financial crisis. This global financial crisis, including the European sovereign debt crisis, has caused extreme disruption in the financial markets, including severely diminished liquidity and credit availability. Substantially all of our suppliers are located in Europe, and many of our distribution agreements outside of the United States are denominated in Euros. There can be no assurance that there will not be further deterioration in the global economy and in Europe. Our customers and suppliers may experience financial difficulties or be unable to borrow money to fund their operations, which may adversely impact their ability to purchase our products or to pay for our products on a timely basis, if at all. As with our customers and suppliers, these economic conditions make it more difficult for us to accurately forecast and plan our future business activities. In light of the current economic state of many countries outside the United States, we continue to monitor their creditworthiness. Failure to receive payment of all or a significant portion of these receivables could adversely affect our results of operations. Further, there are concerns for the overall stability and suitability of the Euro as a single currency, given the economic and political challenges facing individual Eurozone countries. Continuing deterioration in the creditworthiness of the Eurozone countries, the withdrawal of one or more member countries from the EU, or the failure of the Euro as a common European currency could adversely affect our revenues, financial condition or results of operations.
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
We rely primarily on patent, copyright, trademark and trade secret laws, know-how and continuing technological innovation, as well as confidentiality and non-disclosure agreements and other methods, to protect our proprietary technologies and know-how. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. As of December 31, 2013, we owned over 330 issued patents globally, of which 27 were issued U.S. patents. As of December 31, 2013, we owned over 80 patent applications pending globally, of which 28 were patent applications pending in the United States. As of December 31, 2013, 20 of our U.S. issued patents have pending continuations or divisionals which may provide additional intellectual property protection if those continuations and divisionals issue as U.S. patents. Our issued patents expire between 2020 and 2031, subject to payment of required maintenance fees, annuities and other charges. As of December 31, 2013, we also owned 15 U.S. trademark registrations and 59 foreign trademark registrations, as well as five pending U.S. trademark registrations and 14 pending foreign trademark registrations.
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
We sell our products globally and have a number of offices around the world. During the years ended December 31, 2011, 2012 and 2013, approximately 33%, 29% and 26% of our revenue, respectively, was attributable to our international customers. As of December 31, 2013, approximately 52% of our employees were located abroad. In addition, substantially all of our manufacturing is conducted in France and a substantial portion of our suppliers are located in Europe. The sale and shipment of our products across international borders, as well as the purchase of components and products from international sources, subjects us to extensive U.S., French and EEA and foreign governmental trade, import and export and customs regulations and laws. Compliance with these regulations and laws is costly and exposes us to penalties for non-compliance. We expect that our international activities will be dynamic over the foreseeable future as we continue to pursue opportunities in international markets. Therefore, we are subject to risks associated with having worldwide operations. These international operations will require significant management attention and financial resources.
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
Our stock price may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of Annual Report on Form 10-K and others such as:

•	a slowdown in the medical device industry or the general economy;

•	actual or anticipated quarterly or annual variations in our results of operations or those of our competitors;

•	changes in accounting principles or changes in interpretations of existing principles, which could affect our financial results;

•	actual or anticipated changes in our growth rate relative to our competitors;

•	changes in earnings estimates or recommendations by securities analysts;

•	fluctuations in the values of companies perceived by investors to be comparable to us;

•	announcements by us or our competitors of new products or services, significant contracts, commercial relationships, capital commitments or acquisitions;

•	competition from existing technologies and products or new technologies and products that may emerge;

•	the entry into, modification or termination of agreements with our sales representatives or distributors;

•	developments with respect to intellectual property rights;

•	sales, or the anticipation of sales, of our common stock by us, our insiders or our other stockholders, including upon the expiration of contractual lock-up agreements;

•	sales, or the anticipation of sales, by our employees following any purchase of shares pursuant to our equity incentive plans;

•	our ability to develop and market new and enhanced products on a timely basis;

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
Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of December 31, 2013, entities affiliated with Austin Ventures, Keensight Capital, Telegraph Hill Partners and PTV Sciences and our founders, Christophe Lavigne, Hervé Dinville and Patrick Richard, beneficially owned, collectively, approximately 64.5% of our outstanding common stock. If one or more of them were to sell a substantial portion of the shares they hold, it could cause our stock price to decline. As of December 31, 2013, we had 24.1 million outstanding shares of common stock. Approximately 17.0 million shares of common stock are subject to a 180-day contractual lock-up with the underwriters of our initial public offering, which such 180-day contractual lock-up is set to expire on April 7, 2013. The underwriters may, in their sole discretion and without notice, release all or any portion of the shares from these lock-up arrangements, and the lock-up agreements are subject to certain exceptions.
Holders of an aggregate of approximately 11.0 million shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.
In addition, as of December 31, 2013, there were 1,572,626 shares subject to outstanding options granted under our equity incentive plans and 19,531 shares subject to outstanding options granted outside our existing equity incentive plans that will become eligible for sale in the public market to the extent permitted by any applicable vesting requirements, the lock-up agreements with the underwriters described above and Rules 144 and 701 under the Securities Act of 1933. We have also registered shares of common stock that may be issued pursuant to our 2013 Equity Incentive Plan and 2013 Employee Stock Purchase Plan, which shares will become freely tradable in the public market upon issuance and once vested, subject to the 180-day lock-up periods under the lock-up agreements with the underwriters of our initial public offering.
If our executive officers, directors and principal stockholders choose to act together, they will be able to exert significant influence over us and our significant corporate decisions and may act in a manner that advances their best interests and not necessarily those of other stockholders.
Our executive officers, directors, and beneficial owners of 5% or more of our outstanding common stock and their affiliates beneficially own approximately 64.5% of our outstanding common stock as of December 31, 2013. As a result, these persons, acting together, will have the ability to significantly influence the outcome of all matters requiring stockholder approval, including the election and removal of directors and any merger, consolidation, or sale of all or substantially all of our assets, and they may act in a manner that advances their best interests and not necessarily those of other stockholders, by among other things:

•	delaying, deferring or preventing a change in control of us;

•	entrenching our management and/or our board of directors;

•	impeding a merger, consolidation, takeover or other business combination involving us;

•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us; or

•	causing us to enter into transactions or agreements that are not in the best interests of all stockholders.

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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties
We lease our offices and do not own any real estate. Our principal offices are located in Austin, Texas and Troyes, France. Our offices in Austin, Texas occupy approximately 67,410 square feet of leased space in Austin, Texas. The lease term expires in 2019. We may extend our lease an additional five years or choose to let the initial lease expire and find alternative office space to purchase or lease. Our offices in Troyes, Frances occupy approximately 23,099 square feet of leased space. The initial lease expires in 2015. We may extend our lease until 2018 or choose to let the initial lease expire and find additional office space to purchase or lease.
We also maintain sales, distribution or development offices in France, Brazil, China and Korea. We believe that our current facilities are suitable and adequate to meet our current needs. We intend to add new facilities or expand existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.
Item 3. Legal Proceedings
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
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock has been listed on the NASDAQ under the symbol “LDRH” since October 9, 2013. Prior to that date, there was no public trading market for our common stock. Our initial public offering was priced at $15.00 per share on October 8, 2013. The following table sets forth for the periods indicated the high and low sales prices of our common stock as reported on the NASDAQ:

	Sales Price Per Share in 2013
Year Ended December 31, 2013	Low	High
Fourth quarter	$17.79	$26.99
On February 21, 2014, the last reported sales price of our common stock on the NASDAQ was $28.69 per share and there were 105 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, this number is not indicative of the total number of stockholders represented by these stockholders of record.
Sale of Unregistered Securities
During the year ended December 31, 2013:

•
we granted stock options under our 2007 Stock Option/Stock Issuance Plan and 2013 Equity Incentive Plan to purchase an aggregate of 461,600 shares of our common stock at exercise prices ranging between $6.41 and $15.00 to a total of 49 employees, directors and consultants; and

•
an aggregate of 115,990 shares of our common stock were issued to employees, consultants and directors upon exercise of stock options under our equity plans for an aggregate consideration of approximately $235,000.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. We believe the offers, sales and issuances of the securities described above were exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder, or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of securities under compensatory benefit plans and contracts relating to compensation were our employees, directors or bona fide consultants and received the securities as compensation for services.
Use of Proceeds
On October 15, 2013, we completed our IPO of 5,750,000 shares of common stock, at a price of $15.00 per share, before underwriting discounts and commissions. The IPO generated net proceeds to us of approximately $77.5 million, after deducting underwriting discounts of $6.0 million and expenses of approximately $2.7 million. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-190829), which was declared effective by the SEC on October 8, 2013 and a registration statement on Form S-1 (File No. 333-190829), which became automatically effective on October 8, 2013 pursuant to Rule 424(b)(1) under the Securities Act. The offering commenced as of October 8, 2013 and did not terminate before all of the securities registered under the registration statements were sold. Piper Jaffray, Bryan, Garnier & Co., William Blair, Cowen and Company, JMP Securities, and Stephens Inc. acted as the underwriters.
With the proceeds of the IPO, we (i) paid approximately $10.0 million under our loan facility with Escalate Capital Partners, (ii) paid approximately $17.1 million to satisfy obligations to the holders of our Series C preferred stock under the Series C Voting Agreement in which such holders agreed to vote all of their shares of preferred stock in favor of the conversion of preferred stock to common stock in connection with our initial public offering, and (iii) repaid approximately $2.8 million for the portion of our convertible notes that were not converted into shares of our common stock upon the consummation of our initial public offering.

Dividend Policy
We have neither declared nor paid any cash dividends on our common stock and we do not expect to pay dividends on our common stock for the foreseeable future. We anticipate that all of our earnings will be used for the operation and growth of our business. Any future determination to pay dividends on our common stock would be subject to the discretion of our board of directors and would depend upon various factors, including our results of operations, financial condition and liquidity requirements, restrictions that may be imposed by applicable law and our contracts, and other factors deemed relevant by our board of directors.
Performance Graph
The following graph compares the cumulative total stockholder return data on our common stock with the cumulative return of (i) The NASDAQ Stock Market Composite Index, and (ii) NASDAQ Medical Equipment Index during the period commencing on October 9, 2013, the initial trading day of our common stock, and ending on December 31, 2013. The graph assumes that $100 was invested at the beginning of the period in our common stock and in each of the comparative indices. The stock price performance on the following graph is based on historical results and is not necessarily indicative of future stock price performance.
The following graph and related information shall not be deemed “soliciting material” or be deemed to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing, except to the extent that we specifically incorporate it by reference into such filing.
Comparison of 5 Year Cumulative Total Return
Among LDR Holding Corporation,
The NASDAQ Composite Index
and The NASDAQ Medical Equipment Index

Item 6. Selected Financial Data.
The following tables present our selected consolidated financial and operating data for the periods indicated. The summary consolidated statement of comprehensive income (loss) data for the years ended December 31, 2013, 2012 and 2011 and the summary consolidated balance sheet data as of December 31, 2013 and 2012 have been derived from our audited consolidated financial statements included in this Annual Report on Form 10-K. The selected consolidated statement of comprehensive income (loss) data for the year ended December 31, 2010 and the selected consolidated balance sheet data as of December 31, 2011 and 2010 have been derived from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future. The summary financial information below should be read in conjunction with the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements and notes thereto, and other financial information included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2013	2012	2011	2010
	(in thousands, except share and per share data)
Consolidated Statement of Comprehensive Income (Loss) Data:
Revenue	$111,594	$90,918	$77,975	$58,873
Cost of goods sold	17,947	14,770	12,564	9,452
Gross profit	93,647	76,148	65,411	49,421
Operating expenses:
Research and development	9,380	10,751	9,040	8,170
Sales and marketing	67,676	51,846	42,270	29,113
General and administrative	18,915	14,825	11,121	8,539
Total operating expenses	95,971	77,422	62,431	45,822
Operating income (loss)	(2,324)	(1,274)	2,980	3,599
Total other income (expense), net	(23,940)	(7,248)	(3,480)	(1,021)
Income (loss) before income taxes	(26,264)	(8,522)	(500)	2,578
Income tax expense	(1,671)	(1,179)	(1,328)	(664)
Net income (loss)	$(27,935)	$(9,701)	$(1,828)	$1,914
Net loss per common share:
Basic	$(3.09)	$(2.10)	$(0.41)	$0.41
Diluted	(3.09)	(2.10)	(0.41)	0.41
Weighted average number of shares outstanding:
Basic	9,040,567	4,615,352	4,490,481	4,450,026
Diluted	9,040,567	4,615.352	4,490,481	5,049,572

	Years Ended December 31,
	2013	2012	2011	2010
	(in thousands)
Other Financial Data:
Depreciation and amortization	4,024	3,133	2,387	1,782
Adjusted EBITDA(1) (unaudited)	2,969	2,154	5,551	5,501

	Years Ended December 31,
	2013	2012	2011	2010
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	56,678	19,135	5,599	7,638
Working capital	55,376	33,959	17,120	13,934
Total assets	127,993	81,591	57,890	52,860
Line of credit, net of discount	18,162	18,985	7,201	5,162
Long-term debt, net of discount and current portion	2,758	30,326	14,375	9,017
Total liabilities	50,316	77,222	45,060	36,472
Total redeemable convertible preferred stock	—	35,000	35,000	35,000
Total stockholders' equity (deficit)	77,677	(30,631)	(22,170)	(18,614)
__________
(1) See Management’s Discussion and Analysis in this Annual Report on Form 10-K for a definition of Adjusted EBITDA and reconciliation to operating income (loss).
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes to those statements included in this report. This discussion and analysis may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, such as those set forth under heading “Risk Factors,” and elsewhere in this report.
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

Income Tax Expense
We are taxed at the rates applicable within each jurisdiction in which we operate, primarily in the United States, France and Brazil. The composite income tax rate, tax provisions, deferred tax assets and deferred tax liabilities will vary according to the jurisdiction in which profits arise. Tax laws are complex and subject to different interpretations by management and the respective governmental taxing authorities, and require us to exercise judgment in determining our income tax provision, our deferred tax assets and liabilities and the valuation allowance recorded against our net deferred tax assets. Deferred tax assets and liabilities are determined using the enacted tax rates in effect for the years in which those tax assets are expected to be realized. A valuation allowance is established when it is more likely than not that the future realization of all or some of the deferred tax assets will not be achieved. We have recorded a full valuation allowance on our net deferred tax assets in the United States as of December 31, 2013 and 2012 due to uncertainties related to our ability to utilize our deferred tax assets in the foreseeable future.
Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements requires us to make assumptions, estimates and judgments that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities as of the date of the consolidated financial statements, and the reported amounts of sales and expenses during the reporting periods. Certain of our more critical accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. On an ongoing basis, we evaluate our judgments, including those related to inventories, recoverability of long-lived assets and the fair value of our common stock. We use historical experience and other assumptions as the basis for our judgments and making these estimates. Because future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Any changes in those estimates will be reflected in our consolidated financial statements as they occur. As an “emerging growth company,” we have elected to delay the adoption of new or revised accounting standards until those standards would otherwise apply to private companies. As a result, our financial statements may not be comparable to those of other public companies. While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements, we believe that the following accounting policies and estimates are most critical to a full understanding and evaluation of our reported financial results. The critical accounting policies addressed below reflect our most significant judgments and estimates used in the preparation of our consolidated financial statements.
Revenue Recognition
Our revenue is generated from sales to two types of customers: hospitals and stocking distributors. Sales to hospitals represent over 85% of our revenue. We utilize a network of direct sales representatives and independent sales agencies for sales in the United States and a combination of independent sales agencies and distributors for sales outside the United States. We recognize revenue when persuasive evidence of an arrangement exists, product delivery has occurred, pricing is fixed or determinable and collection is reasonably assured. We generate a significant portion of our revenue from inventory maintained at hospitals or with our direct sales representatives or independent sales agencies. For these products, we recognize revenue at the time we are notified the product has been used or implanted and a valid purchase order has been received. For all other transactions, we recognize revenue when title to the goods and risk of loss transfer to customers, provided there are no remaining performance obligations that will affect the customer’s final acceptance of the sale. We generally recognize revenue from sales to distributors at the time the product is shipped to the distributor. Distributors, who sell the products to their customers, take title to the products and assume all risks of ownership at time of shipment. Our distributors are obligated to pay within specified terms regardless of when, if ever, they sell the products. Our policy is to classify shipping and handling costs billed to customers as revenue and the related expenses as cost of goods sold. In general, our customers do not have any rights of return or exchange.
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
Excess and Obsolete Inventory
We state inventories at the lower of cost or market. We determine cost on a weighted average basis. The majority of our inventory is finished goods, because we primarily utilize third-party suppliers to source our products. We evaluate the carrying value of our inventories in relation to the estimated forecast of product demand, which takes into consideration the estimated life cycle of product releases. A significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. When quantities on hand exceed estimated sales forecasts, we record a reserve for excess inventories, which results in a corresponding charge to cost of goods sold. Charges incurred for excess and obsolete inventory were $641,000 and $1.6 million for the years ended December 31, 2013 and 2012, respectively.
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
Goodwill and Intangible Assets
Goodwill represents the excess purchase price over the fair value of the net tangible and identifiable intangible assets acquired by us. Goodwill is tested for impairment at a minimum on an annual basis. Goodwill is tested for impairment at the reporting unit level by comparing the reporting unit’s carrying amount, to the fair value of the reporting unit. The fair values are estimated using an income and discounted cash flow approach. We completed our annual goodwill impairment test in the fourth quarter of 2013 and determined that there was no impairment as the fair value of the reporting unit to which goodwill is allocated was substantially in excess of the carrying value.
We were formed in 2006, principally as a financing vehicle associated with the reorganization of our two principal subsidiaries, LDR Spine USA, Inc. (Spine) and LDR Medical, SAS (Médical). In connection with our formation, the stockholders of Spine and Médical agreed to contribute their ownership interests to us in exchange for our preferred stock and/or common stock. For accounting purposes, Médical was deemed to be the acquirer of Spine. The goodwill that was recorded represents the excess of the fair value of the capital that was exchanged in the transaction and the fair value of the identifiable assets and assumed liabilities of Spine that were acquired by Médical as of the date of the transaction. As of such date, we concluded that the goodwill should be assigned to the Spine reporting unit, as the U.S. operations were expected to benefit from the synergies of the business combination as contemplated in the transaction.
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
Our long-lived assets consist of instruments, which are handheld devices used by spine surgeons during surgical procedures to facilitate the implantation of our products. There are no contractual terms with respect to the usage of our instruments by our customers. Surgeons are under no contractual commitment to use our instruments. We maintain ownership of these instruments and, when requested, we allow the surgeons to use the instruments to facilitate implantation of our related products. We do not currently charge for the use of our instruments and there are no minimum purchase commitments of our products. As our surgical instrumentation is used numerous times over several years, often by many different customers, instruments are recognized as long-lived assets once they have been placed in service. Instruments, and instrument parts, that have not been placed in service are carried at cost, net of allowances for excess and obsolete instruments, and are included as surgical instruments within property and equipment, net on the consolidated balance sheets. Once placed in service, instruments are carried at cost, less accumulated depreciation. Depreciation is computed using the straight-line method based on average estimated useful lives. Estimated useful lives are determined principally in reference to associated product life cycles, and average five years. As instruments are used as tools to assist surgeons, depreciation of instruments is recognized as a sales and marketing expense. Instrument depreciation expense was $2.6 million, $2.1 million and $1.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.
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
Stock-Based Compensation
We apply the fair value recognition provisions of Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation-Stock Compensation, which we refer to as ASC 718. Determining the amount of stock-based compensation to be recorded requires us to develop estimates of the fair value of stock options as of their grant date. Stock-based compensation expense is recognized ratably over the requisite service period, which in most cases is the vesting period of the award. Calculating the fair value of stock-based awards requires that we make highly subjective assumptions. We use the Black-Scholes option pricing model to value our stock option awards. Use of this valuation methodology requires that we make assumptions as to the volatility of our common stock, the expected term of our stock options, the risk free rate of return for a period that approximates the expected term of our stock options and our expected dividend yield. Because we are a newly public company with a limited operating history, we utilize the historical stock price volatility from a representative group of public companies to estimate expected stock price volatility. We selected companies from the medical device industry, specifically those who are focused on the design, development and commercialization of products for the treatment of spine disorders, and who have similar characteristics to us, such as stage of life cycle and size. We intend to continue to utilize the historical volatility of the same or similar public companies to estimate expected volatility until a sufficient amount of historical information regarding the price of our publically traded stock becomes available. We use the simplified method as prescribed by the Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share-based Payment, to calculate the expected term of stock option grants to employees as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term of stock options granted to employees. We utilize a dividend yield of zero because we have never paid cash dividends and have no current intention to pay cash dividends. The risk-free rate of return used for each grant is based on the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life. We estimated the fair value of options granted using a Black-Scholes option pricing model with the following assumptions:

	Years Ended December 31,
	2013	2012	2011
Expected dividend yield	—%	—%	—%
Volatility	52.02	54.77	70.19
Risk-free rate of return	0.17	0.44	0.34
Forfeiture rate	7.90	4.30	4.31
Expected life	6 years	6 years	6 years
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
Stock-based compensation expense related to employee stock options and ESPP awards totaled $1.3 million, $295,000 and $184,000 for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, we had $2.8 million of total unrecognized stock-based compensation expense, which we expect to recognize over a weighted-average remaining vesting period of approximately 4 years. While our stock-based compensation for stock options granted to employees to date has not been material to our financial results, we expect the impact to grow in future periods due to the potential increases in the value of our common stock and headcount.
Under ASC 718, we are required to estimate the level of forfeitures expected to occur and record stock-based compensation expense only for those awards that we ultimately expect will vest. We estimate our forfeiture rate based on the type of award, employee class and historical experience. Through December 31, 2013, actual forfeitures have not been material.

Results of Operations
The following table sets forth, for the periods indicated, our results of operations and our results of operations as a percentage of revenue:

	Years Ended December 31,
	2013		2012		2011
	(in thousands)		(in thousands)		(in thousands)
Revenue	$111,594	100%	$90,918	100%	$77,975	100%
Cost of goods sold	17,947	16	14,770	16	12,564	16
Gross profit	93,647	84	76,148	84	65,411	84
Operating expenses:
Research and development	9,380	8	10,751	12	9,040	12
Sales and marketing	67,676	61	51,846	57	42,270	54
General and administrative	18,915	17	14,825	16	11,121	14
Total operating expenses	95,971	86	77,422	85	62,431	80
Operating income (loss)	(2,324)	(2)	(1,274)	(1)	2,980	4
Total other income (expense), net	(23,940)	(21)	(7,248)	(8)	(3,480)	(4)
Loss before income taxes	(26,264)	(24)	(8,522)	(9)	(500)	(1)
Income tax expense	(1,671)	(1)	(1,179)	(1)	(1,328)	(2)
Net loss	$(27,935)	(25)%	$(9,701)	(11)%	$(1,828)	(2)%

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012
Revenue
The following table sets forth, for the periods indicated, our revenue by product category and geography expressed as dollar amounts and the changes in revenue between the specified periods expressed in dollar amounts and as percentages:

	Years Ended December 31,		Change 2012/2013
	2013	2012	$	%
Exclusive technology products	$92,818	$72,805	$20,013	27%
Traditional fusion products	18,776	18,113	663	4
Total revenue	$111,594	$90,918	$20,676	23%

	Years Ended December 31,		Change 2012/2013
	2013	2012	$	%
United States	$82,307	$64,801	$17,506	27%
International	29,287	26,117	3,170	12
Total revenue	$111,594	$90,918	$20,676	23%
The increase in total revenue in the year ended December 31, 2013 compared to the year ended December 31, 2012 was primarily driven by an increase in revenue from our exclusive technology products in the United States, including sales of our Avenue L product, which was launched in September 2012, and increased penetration in existing markets through the expansion of our network of independent sales agencies and direct sales representatives. Revenue growth from our exclusive technology products was driven by a 22% increase in revenue from our exclusive cervical products and by a 39% increase in revenue from our exclusive lumbar products. Sales of our exclusive cervical and lumbar products represented 64% and 36% of total exclusive technology revenue, respectively, for the year ended December 31, 2013.
International revenue increased as a result of increased market penetration in existing territories as well as expansion into one new sales territory.

Cost of Goods Sold
Cost of goods sold was $17.9 million in the year ended December 31, 2013 compared to $14.8 million in the year ended December 31, 2012, an increase of $3.2 million or 22%. The increase was primarily due to an increase in sales volume.
Research and Development Expenses
Research and development expenses were $9.4 million in the year ended December 31, 2013 compared to $10.8 million in the year ended December 31, 2012, a decrease of $1.4 million or 13%. The decrease was primarily due to a $2.2 million reduction in costs associated with our FDA pivotal clinical trial for Mobi-C and a $0.4 million increase in research and development tax credits. The decrease was partially offset by our continued investment in research and development, including an increase of $0.9 million associated with salaries and benefits of additional research and development personnel.
Sales and Marketing Expenses
Sales and marketing expenses were $67.7 million in the year ended December 31, 2013 compared to $51.8 million in the year ended December 31, 2012, an increase of $15.8 million or 31%. The increase was primarily due to a $6.7 million increase in commissions as a result of the increase in sales volume, a $4.8 million increase in compensation costs associated with our investments in our sales organization, including hiring of additional direct sales management and marketing personnel, a $2.4 million increase in medical training workshops and product launch initiatives, a $0.7 million increase in depreciation expense associated with the increase in the deployment of instruments sets and cases and a $0.7 million increase in other sales and marketing related expenses, including travel and entertainment and other costs.
General and Administrative Expenses
General and administrative expenses were $18.9 million in the year ended December 31, 2013 compared to $14.8 million in the year ended December 31, 2012, an increase of $4.1 million or 28%. The increase was primarily due to a $3.1 million increase in employee salaries and benefits associated with the increase in general and administrative personnel, a $0.7 million increase in tax associated with the medical device excise tax in the United States and a $1.0 million increase in rent expense and depreciation expense associated with our office expansion. The increase was partially offset by a $0.6 million decrease in product liability insurance associated with our new policy that went into effect on January 1, 2013.
Total Other Income (Expense), net
Total other income (expense), net of $(23.9) million in the year ended December 31, 2013 primarily consisted of $7.4 million in expense related to the beneficial conversion feature of our promissory notes, $6.9 million of accretion related to warrants and discounts on long-term debt, $3.3 million in interest expense associated with our long-term debt, a $5.6 million increase in the fair value of our warrant liability and a $0.8 million loss due to the effect of changes in foreign exchange rates on payables and receivables held in currencies other than their functional (local) currency. Total other income (expense), net of $(7.2) million in the year ended December 31, 2012 primarily consisted of $3.2 million in interest expense associated with our long-term debt, a $1.6 million increase in the fair value of our warrant liability, $1.4 million of accretion related to warrants and discounts on long-term debt and a $1.0 million loss due to the effect of changes in foreign exchange rates on payables and receivables held in currencies other than their functional (local) currency.
Income Tax Expense
Income tax expense was $1.7 million in the year ended December 31, 2013 compared to $1.2 million in the year ended December 31, 2012. Our effective tax rate calculated as a percentage of income before income taxes was (6.4)% for the year ended December 31, 2013 and (13.8)% for the year ended December 31, 2012. The change in the effective tax rate was a result of the increase in our overall loss position.
Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011
Revenue
The following table sets forth, for the periods indicated, our revenue by product category and geography expressed as dollar amounts and the changes in revenue between the specified periods expressed in dollar amounts and as percentages:

	Years Ended December 31,		Change 2011/2012
	2012	2011	$	% Change
Exclusive technology products	$72,805	$57,450	$15,355	27%
Traditional fusion products	18,113	20,525	(2,412)	(12)
Total revenue	$90,918	$77,975	$12,943	17%

	Years Ended December 31,		Change 2011/2012
	2012	2011	$	% Change
United States	$64,801	$52,062	$12,739	24%
International	26,117	25,913	204	1
Total revenue	$90,918	$77,975	$12,943	17%
The increase in total revenue from 2011 to 2012 was primarily driven by an increase in revenue from our exclusive technology products in the United States. Revenue growth in the United States was primarily due to the increase in sales from our exclusive technology products, including sales of our Avenue L product, which was launched in September 2012, and increased penetration in existing markets through the expansion of our network of direct sales representatives, independent sales agencies and international distributors. Revenue growth from our exclusive technology products was driven by a 25% increase in revenue from our exclusive cervical products and by a 32% increase in revenue from our exclusive lumbar products. Sales of our exclusive cervical and lumbar products represented 67% and 33% of our total exclusive technology revenue, respectively, in 2012.
Cost of Goods Sold
Cost of goods sold was $14.8 million in 2012 compared to $12.6 million in 2011, an increase of $2.2 million or 18%. The increase was primarily due to a $1.2 million increase attributable to increased sales volume with the remaining $1.0 million increase attributable to an increase in inventory reserves and other costs.
Research and Development Expenses
Research and development expenses were $10.8 million in 2012 compared to $9.0 million in 2011, an increase of $1.7 million or 19%. The increase was primarily due to a $1.2 million increase in employee salaries and benefits and travel expenses associated with the increase in research and development personnel, a $0.2 million reduction in research and development tax credits and a $0.2 million increase in professional fees associated with our quality system software implementation and surgeon consulting fees associated with product development.
Sales and Marketing Expenses
Sales and marketing expenses were $51.8 million in 2012 compared to $42.3 million in 2011, an increase of $9.6 million or 23%. The increase was primarily due to a $4.6 million increase in compensation costs associated with our investment in our sales organization, including hiring of additional direct sales representatives and marketing personnel, a $3.5 million increase in commissions as a result of the increase in sales volume, a $1.2 million increase in other sales and marketing related expenses, including travel and entertainment and other costs, a $0.6 million increase in medical training workshops and product launch initiatives and a $0.4 million increase in depreciation expense associated with the increase in the deployment of instruments sets and cases. The increase was partially offset by a $0.7 million decrease in professional fees mainly associated with product registrations in new territories.
General and Administrative Expenses
General and administrative expenses were $14.8 million in 2012 compared to $11.1 million in 2011, an increase of $3.7 million or 33%. The increase was primarily due to a $1.1 million increase in employee salaries and benefits associated with the increase in general and administrative personnel, a $0.8 million increase in rent expense associated with our new corporate headquarters, a $0.8 million increase in outside accounting, consulting and other professional fees, a $0.6 million increase in bad debt expense and product liability insurance associated with the increase in sales volume and a $0.4 million increase in depreciation expense and software maintenance fees.
Total Other Income (Expense), net
Total other income (expense), net of $(7.2) million in 2012 primarily consisted of $4.6 million in interest expense associated with our long-term debt, a $1.6 million increase in the fair value of our warrant liability and a $1.0 million loss due to the effect of changes in foreign exchange rates on payables and receivables held in currencies other than their functional (local) currency. Total other income (expense), net of $(3.5) million in 2011 primarily consisted of $2.6 million in interest expense associated with our long-term debt, a $0.7 million increase in the fair value of our warrant liability and a $0.3 million loss due to the effect of changes in foreign exchange rates on payables and receivables held in currencies other than their functional (local) currency.
Income Tax Expense
Income tax expense was $1.2 million in 2012 compared to $1.3 million in 2011. Our effective tax rate calculated as a percentage of income before income taxes was (13.8)% for 2012 and (265.6)% for 2011. The change in the effective tax rate was due to relatively consistent tax expense in the foreign jurisdictions where we are profitable and our inability to record a deferred tax benefit for pre-tax losses in the United States as a result of our full valuation allowance against net operating losses.

Non-GAAP Financial Measures
We define Adjusted EBITDA as operating income (loss) plus depreciation and amortization and stock-based compensation expense. We present Adjusted EBITDA because we believe it is a useful indicator of our operating performance. Our management uses Adjusted EBITDA principally as a measure of our operating performance and believes that Adjusted EBITDA is useful to our investors because it is frequently used by securities analysts, investors and other interested parties in their evaluation of the operating performance of companies in industries similar to ours. Our management also uses Adjusted EBITDA for planning purposes, including the preparation of our annual operating budget and financial projections.
Adjusted EBITDA should not be considered in isolation or as a substitute for a measure of our liquidity or operating performance prepared in accordance with U.S. generally accepted accounting principles, or GAAP, and is not indicative of net income (loss) from operations as determined under GAAP. Adjusted EBITDA and other non-GAAP financial measures have limitations that should be considered before using these measures to evaluate our liquidity or financial performance. Adjusted EBITDA does not include certain expenses that may be necessary to review our operating results and liquidity requirements. Our definition and calculation of Adjusted EBITDA may differ from that or other companies.
The following table presents a reconciliation of net loss to Adjusted EBITDA for the periods presented:

	Years Ended December 31,
	2013	2012	2011
Operating income (loss), as reported	$(2,324)	$(1,274)	$2,980
Add back:
Depreciation and amortization	4,024	3,133	2,387
Stock-based compensation	1,269	295	184
Adjusted EBITDA	$2,969	$2,154	$5,551
Liquidity and Capital Resources
Since our inception in 2000, we have incurred significant losses, and as of December 31, 2013, we had an accumulated deficit of $83.8 million. We have not yet achieved profitability, and anticipate that we will continue to incur losses in the near term. We expect that research and development, sales and marketing and general and administrative expenses will continue to grow, and, as a result, we will need to generate significant revenues to achieve profitability. To date, we have funded our operations primarily with proceeds from our initial public offering of common stock, the sale of preferred stock, various credit facilities, a convertible debt issuance and cash flow from operations. As of December 31, 2013, we had outstanding indebtedness of $25.3 million, working capital of $55.4 million and cash and cash equivalents of $56.7 million, including $6.1 million of cash and cash equivalents held by our non-U.S. subsidiaries. If these funds are repatriated to the United States or used for U.S. operations, they may be subject to U.S. tax. Outstanding indebtedness as of December 31, 2013 includes an $18.2 million outstanding balance on our line of credit with Comerica Bank which expires in April 2014. Negotiations with Comerica Bank and other financial institutions regarding the refinancing of our credit facility are on-going.
In October 2013, we completed our initial public offering which generated net proceeds of approximately $77.5 million, after deducting underwriting discounts and expenses of approximately $8.7 million. With the proceeds of the IPO, we (i) paid approximately $10.0 million under our loan facility with Escalate Capital Partners, (ii) paid approximately $17.1 million to satisfy obligations to the holders of our Series C preferred stock under the Series C Voting Agreement in which such holders agreed to vote all of their shares of preferred stock in favor of the conversion of preferred stock to common stock in connection with our initial public offering, and (iii) repaid approximately $2.8 million for the portion of our convertible notes that were not converted into shares of our common stock upon the consummation of our initial public offering.
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

The following table summarizes, for the periods indicated, cash flows from operating, investing and financing activities (in thousands):

	Years Ended December 31,
	2013	2012	2011
Net cash used in operating activities	$(5,770)	$(4,363)	$(2,693)
Net cash used in investing activities	(4,689)	(5,870)	(4,663)
Net cash provided by financing activities	47,771	23,868	5,387
Effect of exchange rate on cash	231	(99)	(70)
Net change in cash and cash equivalents	$37,543	$13,536	$(2,039)
Cash Used in Operating Activities
Net cash used in operating activities was $5.8 million in the year ended December 31, 2013, compared to $4.4 million in the year ended December 31, 2012 an increase of $1.4 million. The increase in net cash used in operating activities was primarily attributable to an $18.2 million increase in net loss, a $3.2 million increase in accounts receivable and a $2.8 million increase in prepaid expenses and other current assets. The increase was partially offset by a $10.4 million net increase in non-cash charges, which includes accretion related to warrants and discounts on long-term debt, depreciation of surgical instruments and cases, provision for excess and obsolete inventories, non-cash interest expense and changes in fair value of common stock warrants. The increase in net cash used in operating activities was further offset by a $4.3 million decrease in the change in inventory and an $1.0 million decrease in the change in restricted cash.
Net cash used in operating activities was $4.4 million in 2012 compared to $2.7 million in 2011, an increase of $1.7 million. The increase in net cash used in operating activities was primarily attributable to a $7.9 million increase in net loss and a $2.5 million increase in the change in inventory. The increase was partially offset by a $5.1 million net increase in non-cash charges, which includes depreciation of surgical instruments and cases, provision for excess and obsolete inventories, non-cash interest expense and changes in fair value of common stock warrants, a $2.6 million increase in the change in accounts payable and accrued expenses and a $1.3 million decrease in the change in prepaid and other current assets.
Cash Used in Investing Activities
Net cash used in investing activities was $4.7 million in the year ended December 31, 2013 compared to $5.9 million in the year ended December 31, 2012, a decrease of $1.2 million. The decrease in net cash used in investing activities was primarily attributable to a $1.3 million decrease in purchases of instruments and cases during the year ended December 31, 2013.
Net cash used in investing activities was $5.9 million in 2012 compared to $4.7 million in 2011, an increase of $1.2 million. The increase in net cash used in investing activities was primarily attributable to a $1.1 million increase in purchases of instruments and cases to support our increased volume of sales and the launch of new products.
Cash Provided by Financing Activities
Net cash provided by financing activities was $47.8 million in the year ended December 31, 2013 compared to $23.9 million in the year ended December 31, 2012, an increase of $23.9 million. The increase was primarily attributable to the $86.2 million raised during the IPO in October 2013, offset by a $16.3 million decrease in proceeds from long-term debt, an $11.4 million decrease in borrowings under our line of credit, increase in payments of $9.1 million on long-term debt, payments of $17.1 million made as dividends to holders of Series C Preferred Stock and $8.7 million in stock issuance costs associated with the IPO.
Net cash provided by financing activities was $23.9 million in 2012 compared to $5.4 million in 2011, an increase of $18.5 million. The increase was primarily attributable to a $10.5 million increase in proceeds from long-term debt and a $9.8 million increase in borrowings under our line of credit. The increase was partially offset by an increase in payments on long-term debt of $3.0 million.

Contractual Obligations and Commitments
The following table summarizes our outstanding contractual obligations as of December 31, 2013.

		Payments Due by Period
	Total	Less than 1 year	1-3 Years	4-5 Years	After 5 Years
Long term debt obligations (1)	$7,162	$4,404	$1,903	$758	$97
Operating lease obligations	14,564	3,066	5,069	4,399	2,030
Purchase obligations (2)	13,599	7,411	6,188	—	—
__________

(1)
Long-term debt obligations consisted of outstanding principal and exclude scheduled interest payments of $361 as follows: $146 in less than 1 year, $154 in 1-3 years, $56 in 4-5 years and $5 after 5 years.

(2)	Reflects minimum annual volume commitments to purchase inventory under certain of our supplier contracts.
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
Item 7A. Quantitative and Qualitative Disclosure About Market Risk
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
Foreign Exchange Risk
We operate in countries other than the United States, and, therefore, we are exposed to foreign currency risks. Revenue from sales outside of the United States represented approximately 26% of our total revenue in 2013. We bill most direct sales outside of the United States in local currencies, which are comprised of the Euro and the Brazilian Real. Operating expenses related to these sales are largely denominated in the same respective currency, thereby limiting our transaction risk exposure. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not significant. Additionally, we have intercompany foreign transactions between our subsidiaries, which are denominated in currencies other than their functional currency. Fluctuations from the beginning to the end of any given reporting period result in the remeasurement of our intercompany foreign transactions generating transaction gains or losses in the respective period and are reported in total other income (expense), net in our consolidated financial statements. The monetary assets and liabilities of our foreign subsidiaries denominated in other currencies are translated into U.S. dollars at each balance sheet date resulting in a foreign currency translation adjustment reflected in accumulated other comprehensive loss. We recorded foreign currency translation losses of $655,000 and $742,000 in 2013 and 2012, respectively. We do not currently hedge our exposure to foreign currency exchange rate fluctuations; however, we may choose to hedge our exposure in the future.
Item 8.     Financial Statements and Supplementary Data.
The information required by this item is incorporated by reference to the Consolidated Financial Statements set forth on pages F-1 through F-26 hereof.
Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
There were no changes in or disagreements with our accountants on accounting and financial disclosure matters.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this Annual Report on Form 10-K, were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting and Attestation Report of the Registered Public Accounting Firm
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on Controls
Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.
Item 9B. Other Information
None.

PART III
Certain information required by Part III is omitted from this report because we will file a definitive proxy statement within 120 days after the end of our fiscal year pursuant to Regulation 14A (the Proxy Statement) for our annual meeting of stockholders, and certain information included in the Proxy Statement is incorporated herein by reference.
Item 10.    Directors, Executive Officers and Corporate Governance.
The information required by this Item will be included in our Proxy Statement and is incorporated herein by reference.
Item 11.    Executive Compensation.
The information required by this Item will be included in our Proxy Statement and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item will be included in our Proxy Statement and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item will be included in our Proxy Statement and is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services.
The information required by this Item will be included in our Proxy Statement and is incorporated herein by reference.

PART IV
Item 15.    Exhibits and Financial Statement Schedules.
(a) The following documents are filed as a part of this report:
(1) Financial Statements.
(2) Financial Statement Schedules.
Schedule II - Valuation Accounts
All other financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.
(3) Exhibits.
The information required by this Item is set forth on the exhibit index that follows the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LDR HOLDING CORPORATION

Dated:	March 4, 2014	By:	/s/ Christophe Lavigne
Christophe Lavigne
President and Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Christophe Lavigne, Robert McNamara and Scott Way, and each of them, any of whom may act without the joinder of the others, as his true and lawful attorneys-in-fact and agents with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christophe Lavigne	President, Chief Executive Officer and Chairman of the Board	March 4, 2014
Christophe Lavigne	(Principal Executive Officer)

/s/ Robert McNamara	Executive Vice President, Chief Financial Officer	March 4, 2014
Robert McNamara	(Principal Financial Officer)

/s/ Denise Cruz	Controller	March 4, 2014
Denise Cruz	(Principal Accounting Officer)

/s/ Joseph Aragona	Director	March 4, 2014
Joseph Aragona

/s/ William W. Burke	Director	March 4, 2014
William W. Burke

/s/ Kevin M. Lalande	Director	March 4, 2014
Kevin M. Lalande

/s/ Stefan Widensohler	Director	March 4, 2014
Stefan Widensohler

LDR HOLDING CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
LDR Holding Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of LDR Holding Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LDR Holding Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Austin, Texas
March 4, 2014

LDR HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$56,678	$19,135
Accounts receivable, net	22,193	16,309
Inventory, net	17,690	16,772
Other current assets	4,780	3,768
Prepaid expenses	1,593	806
Total current assets	102,934	56,790
Property and equipment, net	12,695	12,296
Goodwill	6,621	6,621
Intangible assets, net	3,073	2,619
Restricted cash	2,000	2,000
Related party notes receivable	—	270
Deferred tax assets	513	554
Other assets	157	441
Total assets	$127,993	$81,591
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,128	$7,855
Accrued expenses	16,324	10,759
Line of credit, net of discount	18,162	—
Short-term financing	2,641	1,772
Current portion of long-term debt	1,763	1,903
Deferred tax liabilities	540	542
Total current liabilities	47,558	22,831
Line of credit, net of discount	—	18,985
Long-term debt, net of discount and current portion	2,758	30,326
Warrant liability	—	4,167
Other long-term liabilities	—	913
Total liabilities	50,316	77,222
Commitments and contingencies
Series C redeemable convertible preferred stock	—	35,000
Stockholders’ equity (deficit):
Series A-1 convertible preferred stock; $0.001 par value; zero and 11,120,119 shares authorized, issued and outstanding, liquidation preference of zero and $10,000 at December 31, 2013 and December 31, 2012, respectively	—	11
Series A-2 convertible preferred stock; $0.001 par value; zero and 18,097,848 shares authorized, issued and outstanding, liquidation preference of zero and $3,145 at December 31, 2013 and December 31, 2012, respectively	—	18
Series B convertible preferred stock; $0.001 par value; zero and 14,838,368 shares authorized, issued and outstanding, liquidation preference of zero and $14,000 at December 31, 2013 and December 31, 2012, respectively	—	15
Common stock; $0.001 par value; 107,000,000 and 18,167,361 shares authorized at December 31, 2013 and December 31, 2012, respectively; 24,076,667 and 4,642,143 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	24	5
Additional paid-in capital	161,216	25,603
Accumulated other comprehensive income (loss)	198	(457)
Accumulated deficit	(83,761)	(55,826)
Total stockholders’ equity (deficit)	77,677	(30,631)
Total liabilities, redeemable preferred stock and stockholders’ equity (deficit)	$127,993	$81,591

See accompanying notes to consolidated financial statements.

LDR HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2013	2012	2011
Revenue	$111,594	$90,918	$77,975
Cost of goods sold	17,947	14,770	12,564
Gross profit	93,647	76,148	65,411
Operating expenses:
Research and development	9,380	10,751	9,040
Sales and marketing	67,676	51,846	42,270
General and administrative	18,915	14,825	11,121
Total operating expenses	95,971	77,422	62,431
Operating income (loss)	(2,324)	(1,274)	2,980
Other operating income (expense):
Other expense	(771)	(987)	(252)
Interest income	10	26	29
Interest expense	(3,273)	(3,240)	(2,369)
Accretion related to warrants and discounts on long-term debt	(6,900)	(1,404)	(236)
Expense related to beneficial conversion of promissory notes	(7,413)	—	—
Change in fair value of common stock warrants	(5,593)	(1,643)	(652)
Total other income (expense), net	(23,940)	(7,248)	(3,480)
Loss before income taxes	(26,264)	(8,522)	(500)
Income tax expense	(1,671)	(1,179)	(1,328)
Net loss	(27,935)	(9,701)	(1,828)
Other comprehensive income (loss):
Foreign currency translation	655	742	(585)
Comprehensive loss	$(27,280)	$(8,959)	$(2,413)
Net loss per common share:
Basic and diluted	$(3.09)	$(2.10)	$(0.41)
Weighted average number of shares outstanding (see Note 15):
Basic and diluted	9,040,567	4,615,352	4,490,481

See accompanying notes to consolidated financial statements.

LDR HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)

	Series A-1 Preferred Stock		Series A-2 Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value
Balance at December 31, 2010	11,120,119	$11	15,435,248	$15	14,838,368	$15	4,480,604	$5	$26,251	$(614)	$(44,297)	$(18,614)
Exercise of preferred stock warrants	—	—	2,662,600	3	—	—	—	—	15	—	—	18
Modification of common stock warrants	—	—	—	—	—	—	—	—	(1,522)	—	—	(1,522)
Exercises of common stock options	—	—	—	—	—	—	92,285	—	176	—	—	176
Stock-based compensation	—	—	—	—	—	—	—	—	184	—	—	184
Issuance of common stock	—	—	—	—	—	—	4,351	—	1	—	—	1
Net loss	—	—	—	—	—	—	—	—	—	—	(1,828)	(1,828)
Currency translation adjustment	—	—	—	—	—	—	—	—	—	(585)	—	(585)
Balance at December 31, 2011	11,120,119	11	18,097,848	18	14,838,368	15	4,577,240	5	25,105	(1,199)	(46,125)	(22,170)
Exercises of common stock options	—	—	—	—	—	—	63,598	—	132	—	—	132
Stock-based compensation	—	—	—	—	—	—	—	—	295	—	—	295
Issuance of common stock	—	—	—	—	—	—	1,305		71	—	—	71
Net loss	—	—	—	—	—	—	—	—	—	—	(9,701)	(9,701)
Currency translation adjustment	—	—	—	—	—	—	—	—	—	742	—	742
Balance at December 31, 2012	11,120,119	$11	18,097,848	$18	14,838,368	$15	4,642,143	$5	$25,603	$(457)	$(55,826)	$(30,631)

LDR HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) - (Continued)
(in thousands, except share data)

	Series A-1 Preferred Stock		Series A-2 Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value
Balance at December 31, 2012	11,120,119	$11	18,097,848	$18	14,838,368	$15	4,642,143	$5	$25,603	$(457)	$(55,826)	$(30,631)
Issuance of common stock in a public offering	—	—	—	—	—	—	5,750,000	6	86,244	—	—	86,250
Underwriting discount and issuance costs	—	—	—	—	—	—	—	—	(8,744)	—	—	(8,744)
Conversion of preferred stock to common stock in connection with the initial public offering	(11,120,119)	(11)	(18,097,848)	(18)	(14,838,368)	(15)	10,977,667	11	35,033	—	—	35,000
Dividends on Series C Preferred Stock	—	—	—	—	—	—	—	—	(17,143)	—	—	(17,143)
Conversion of convertible notes	—	—	—	—	—	—	1,929,309	2	28,955	—	—	28,957
Reclassification of warrant liability to equity	—	—	—	—	—	—	—	—	9,760	—	—	9,760
Exercise of preferred stock warrant	—	—	—	—	—	—	10,889	—	—	—	—	—
Exercise of common stock warrant	—	—	—	—	—	—	650,669	—	4	—	—	4
Exercises of common stock options	—	—	—	—	—	—	115,990	—	235	—	—	235
Stock-based compensation	—	—	—	—	—	—	—	—	1,269	—	—	1,269
Net loss	—	—	—	—	—	—	—	—	—	—	(27,935)	(27,935)
Currency translation adjustment	—	—	—	—	—	—	—	—	—	655	—	655
Balance at December 31, 2013	—	$—	—	$—	—	$—	24,076,667	$24	$161,216	$198	$(83,761)	$77,677

See accompanying notes to consolidated financial statements.

LDR HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2013	2012	2011
Operating activities:
Net loss	(27,935)	(9,701)	(1,828)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	517	587	187
Provision for excess and obsolete inventories	641	1,565	586
Depreciation and amortization	4,024	3,133	2,387
Stock-based compensation	1,269	295	184
Accretion related to warrants and discounts on long-term debt	6,900	1,404	236
Change in fair value of common stock warrants	5,593	1,643	652
Beneficial conversion related to promissory notes	7,413	—	—
Deferred income tax expense (benefit)	37	(250)	(46)
Loss on disposal of assets	57	163	83
Unrealized foreign currency loss	713	817	—
Changes in operating assets and liabilities:
Cash restricted for line of credit agreement	—	(1,000)	—
Accounts receivable	(6,313)	(3,114)	(2,756)
Prepaid expenses and other current assets	(2,141)	660	(672)
Inventory	(1,231)	(5,504)	(2,986)
Other assets	215	99	(21)
Accounts payable	16	2,027	1,275
Accrued expenses	4,505	1,921	26
Other long-term liabilities	(50)	892	—
Net cash used in operating activities	(5,770)	(4,363)	(2,693)
Investing activities:
Proceeds from sale of property and equipment	54	50	—
Purchase of intangible assets	(780)	(675)	(505)
Purchase of property and equipment	(3,963)	(5,245)	(4,158)
Net cash used in investing activities	(4,689)	(5,870)	(4,663)
Financing activities:
Proceeds from issuance of common stock	86,250	71	1
Issuance costs from initial public offering	(8,744)	—	—
Proceeds from Employee Stock Purchase Plan	976	—	—
Exercise of stock options	235	132	176
Dividends on Series C Preferred Stock	(17,143)	—	—
Payments on capital leases	(22)	(163)	(228)
Net proceeds (payments) on short-term financings	759	551	(844)
Proceeds from line of credit	376	11,767	2,000
Payments on line of credit	(1,209)	—	—
Proceeds from long-term debt	—	16,311	5,823
Payments on long-term debt	(13,711)	(4,603)	(1,559)
Debt issuance costs	—	(198)	—
Proceeds from exercise of common stock warrants	4	—	—
Proceeds from exercise of preferred stock warrants	—	—	18
Net cash provided by financing activities	47,771	23,868	5,387

LDR HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(in thousands)

	Years Ended December 31,
	2013	2012	2011
Effect of exchange rate on cash	231	(99)	(70)
Net change in cash and cash equivalents	37,543	13,536	(2,039)
Cash and cash equivalents, beginning of period	19,135	5,599	7,638
Cash and cash equivalents, end of period	$56,678	$19,135	$5,599
Supplemental disclosure of interest and income taxes paid
Cash paid for interest	$2,234	$2,246	2,224
Cash paid for taxes	1,599	1,414	2,988
Supplemental disclosure of noncash investing and financing activities
Conversion of convertible notes to common stock	$14,470	$—	$—
Reclassification of warrant liability	(9,760)	—	—
Issuance of warrants for long-term debt	—	—	350

See accompanying notes to consolidated financial statements.

LDR HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Initial Public Offering
On October 15, 2013, the Company completed its initial public offering (IPO) of 5,750,000 shares of common stock at a price of $15.00 per share including 750,000 shares sold to underwriters for the exercise of their over-allotment option to purchase additional shares. The IPO generated net proceeds of approximately $77.5 million, after deducting underwriting discounts and expenses of approximately $8.7 million.
Reverse Stock Split Ratio
On October 3, 2013, the Company effected a reverse stock split of the Company’s common stock such that each 6.75 shares of issued common stock were reclassified into one share of common stock. All common stock share and per-share amounts for all periods presented in these financial statements have been adjusted retroactively to reflect the reverse stock split.
Reclassifications
Certain reclassifications have been made to prior periods’ consolidated financial statements to conform to the current period presentation. These reclassifications did not result in any change in previously reported net loss, total assets or stockholders’ deficit.
2. Significant Accounting Policies
(a) Principles of Consolidation
The accompanying consolidated financial statements include the results of Holding and its subsidiaries, Spine, Medical and LDR Brazil. All significant intercompany accounts and transactions have been eliminated in consolidation.
Prior to the IPO in October 2013, Holding owned 100% of the outstanding stock and voting rights of Spine and LDR Brazil and 52.95% of the outstanding stock and voting rights of Medical. The remaining 47.05% of the outstanding shares of Medical were subject to the Escrow Agreement discussed in note 10. The shares subject to the Escrow Agreement have been considered as if converted; thus, giving Holding 100% effective ownership of all subsidiaries.
After the IPO, Holding owns 100% of the outstanding stock and voting rights of Spine, Medical and LDR Brazil.
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

(c) Foreign Currency Translation and Other Comprehensive Loss
The functional currency of the Company’s foreign subsidiaries is as follows: Medical is the euro and LDR Brazil is the real. Both companies translate monetary assets and liabilities denominated in other currencies into U.S. dollars at exchange rates in effect at each balance sheet date. Revenues and expenses are translated at the average of the exchange rates in effect during the period, and nonmonetary items are translated at historical rates. The resulting translation adjustments are included in other comprehensive loss. The accumulated foreign currency translation adjustments are reflected as accumulated other comprehensive loss, a component of stockholders’ equity (deficit). Gains and losses arising from intercompany foreign transactions are included in other income (expense) on the consolidated statements of comprehensive loss. The Company recognized foreign exchange losses in other income (expense) of approximately $764,000, $965,000 and $221,000 for the years ended December 31, 2013, 2012 and 2011, respectively.
(d) Cash and Cash Equivalents
The Company considers all highly liquid investments with a remaining maturity of three months or less at date of purchase to be cash equivalents.
(e) Restricted Cash
The Company’s restricted cash secures certain obligations under the Line of Credit (note 8).
(f) Accounts Receivable
The Company generally extends credit to certain customers without requiring collateral; others are required to provide a letter of credit. The Company provides for an allowance for doubtful accounts based on management’s evaluations of the collectability of accounts receivable. Trade receivables are written off when the Company has determined amounts are uncollectible. Management has recorded an allowance for doubtful accounts of $1,493,000 and $1,388,000 as of December 31, 2013 and 2012, respectively.
(g) Inventory
Inventory is carried at the lower of cost or market using the weighted average method, net of an allowance for excess and obsolete inventory. The components of inventory, net of allowance, as of December 31, 2013 and 2012 are as follows (in thousands):

	December 31,
	2013	2012
Finished goods	$14,452	$13,230
Work in process	2,737	3,205
Raw materials	501	337
Total	$17,690	$16,772
As of December 31, 2013 and 2012, inventory held by hospitals and sales agents on behalf of the Company was $5,796,000 and $4,778,000, respectively.
The Company reviews the components of its inventory on a periodic basis for excess, obsolete or impaired inventory and records a reserve for items identified. The Company recorded an allowance for excess and obsolete inventory of $3,477,000 and $2,792,000 as of December 31, 2013 and 2012, respectively.
(h) Property and Equipment
Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Useful lives are as follows: two to three years for computer equipment, five to ten years for furniture and equipment and surgical instruments, and the shorter of their estimated useful life or the term of the related lease for leasehold improvements. Upon retirement or sale, the cost of assets disposed and the related accumulated depreciation are removed from the accounts, and any resulting gain or loss is credited or charged to operations. Major renewals and betterments are capitalized. Repairs and maintenance and minor replacements are charged to expense as incurred.
(i) Goodwill and Other Intangible Assets
Goodwill is not amortized, but is tested annually for impairment or more frequently if impairment indicators exist. Such indicators could include (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator.

In January 2012, the Company adopted new accounting guidance related to annual and interim goodwill impairment tests. The updated accounting guidance allows entities to first assess qualitative factors before performing a quantitative assessment of the fair value of a reporting unit. If it is determined on the basis of qualitative factors that the fair value of the reporting unit is more-likely than-not less than the carrying amount, the existing quantitative impairment test is required. The Company’s evaluation of goodwill completed during the years ended December 31, 2013 and 2012 resulted in no impairment losses.
Definite lived intangible assets consists of patents and software licenses. The Company capitalizes third party legal fees and application costs related to its internally developed patents. Legal costs incurred in the defense of the Company’s patents are expensed as incurred.
Definite lived intangibles are amortized over their estimated useful lives: ten years for patents and three years for software licenses. Patents and software licenses are amortized on a straight-line basis and are stated net of accumulated amortization. The Company recorded no impairment loss during the years ended December 31, 2013 and 2012.
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
(l) Shipping and Handling
Shipping and handling costs are included in cost of goods sold, when related to revenue producing activities and were immaterial for the periods presented.
(m) Advertising Costs
The Company expenses advertising costs as incurred. The Company incurred approximately $268,000, $141,000 and $115,000 in advertising costs during the years ended December 31, 2013, 2012 and 2011, respectively.
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

The carrying amounts of the Company’s financial instruments, which primarily include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximate their fair values due to their short maturities. The carrying amount of the Company’s long-term debt approximates its fair value due to the relatively recent issuances and short maturities. The common stock warrant liability, further discussed in footnotes 9(c) and 10(h), is classified as a Level 3 liability under the fair value hierarchy. The common stock warrants were exercised in December 2013. The fair value measurement of the financial liability was as follows as of December 31, 2012 (in thousands):

	Balance at December 31, 2012
	Level 1	Level 2	Level 3	Balance
Warrant liability	$—	$—	$4,167	$4,167
	$—	$—	$4,167	$4,167
The following table presents a reconciliation of the liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of December 31, 2013 and 2012 (in thousands).

Fair Value Measurements
Balance as of December 31, 2011	$2,524
Warrants issued	—
Total change in fair value	1,643
Balance as of December 31, 2012	4,167
Warrants issued	—
Total change in fair value	5,593
Reclassification from liability to equity	(9,760)
Balance as of December 31, 2013	$—
The valuation of the warrant liability is discussed in note 10.
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
(q) Net Loss Per Share
The Company computes basic net loss per common share by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period, which includes shares of Medical that are subject to the Escrow Agreement discussed in note 10 prior to the IPO. During periods of income, the Company allocates participating securities a proportional share of income determined by dividing total weighted average participating securities by the sum of the total weighted average common shares and participating securities (the two-class method). The Company’s preferred stock participates in any dividends declared by the Company and are therefore considered to be participating securities. During periods of loss, the Company allocates no loss to participating securities because they have no contractual obligation to share in the losses of the Company. Warrants that are liability classified are excluded from the calculation of basic net loss per share. The Company computes diluted net loss per common share after giving consideration to the dilutive effect of the Company’s convertible preferred stock, stock options and warrants that are outstanding during the period and the conversion of the Company’s convertible debt into shares of common stock, except where such would be anti-dilutive. Because the Company reported losses for the periods presented, all potentially dilutive common shares consisting of preferred stock, stock options, warrants and convertible debt are antidilutive. Refer to note 15 for the Company’s calculation of net loss per share for the periods presented.

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
The Company had no customers that represented greater than 10% of the Company’s trade receivable or revenue balances as of December 31, 2013 and 2012, and for the years ended December 31, 2013, 2012 and 2011.

5. Property and Equipment
Property and equipment consist of the following (in thousands):

	December 31,
	2013	2012
Furniture and equipment	$3,798	$3,033
Surgical instruments	19,345	16,470
Leasehold improvements	608	497
	23,751	20,000
Less accumulated depreciation and amortization	(11,056)	(7,704)
	$12,695	$12,296
Included in property and equipment are instrument sets used by surgeons during the implant process. Depreciation on the instrument sets commences once the instrument set has been placed into service. As of December 31, 2013 and 2012, the Company had $2.0 million and $3.3 million, respectively, in instrument sets that had not yet been placed into service.
The Company had approximately $690,000 and $661,000 in instrument sets and equipment under capital lease as of December 31, 2013 and 2012, respectively, and accumulated amortization thereon of approximately $660,000 and $500,000, respectively.
For the years ended December 2013, 2012 and 2011, the Company recorded depreciation expense of $3.5 million, $2.7 million and $2.0 million, respectively, including amortization of instrument sets and equipment under capital leases of $133,000, $129,000 and $181,000, respectively.
6. Intangible Assets
Intangible assets consist of the following (in thousands):

	December 31,
	2013	2012
Patents and trademarks	$5,423	$4,513
Software licenses	414	224
	5,837	4,737
Less accumulated amortization	(2,764)	(2,118)
	$3,073	$2,619
The Company recorded amortization expense of $528,000, $445,000 and $395,000 during the years ended December 31, 2013, 2012 and 2011, respectively.
The expected amortization for each of the next five years as of December 31, 2013 is as follows (in thousands):

2014	$606
2015	509
2016	438
2017	396
2018	327
Thereafter	797
$3,073

7. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	December 31,
	2013	2012
Compensation and other employee related costs	$8,715	$6,216
Contributions withheld for Employee Stock Purchase Plan	976	—
Royalties	1,184	909
Clinical and regulatory costs	327	338
Government grants	974	933
Rent	1,893	1,250
Other	2,255	1,113
	$16,324	$10,759
8. Line of Credit
In February 2011, the Company entered into an amended loan agreement with a bank under which it may make periodic borrowings (the Line of Credit). Under the terms of the Line of Credit, Spine and Holding may make aggregate borrowings equal to the lesser of the amount available based on a borrowing base calculation or $14.0 million. The Line of Credit bears interest at the bank’s prime rate plus 1.5%, is secured by substantially all of Spine’s tangible assets, requires the Company to maintain a minimum cash balance of $1.0 million and was originally set to expire on November 23, 2012. In April 2012, the Company amended its existing Line of Credit. The amended agreement (1) increased the borrowing base calculation from $14.0 million to $19.0 million, (2) amended the interest rate from the bank’s prime rate plus 1.5% to the bank’s prime rate plus 2.0% (5.25% at December 31, 2013 and 2012), (3) increased the required minimum cash balance to be maintained with the bank from $1.0 million to $2.0 million and (4) extended the maturity date from November 23, 2012 to April 25, 2014.
As of December 31, 2013 and 2012, the Company had outstanding principal totaling $18.2 million and $19.0 million, respectively. The Line of Credit contains certain financial covenant requirements. The Company was in compliance with all covenants at December 31, 2013 and 2012.
In connection with the initial Line of Credit, the Company issued warrants to purchase an aggregate of 154,506 shares of Holding’s Series C preferred stock to the bank, which were immediately vested and exercisable. The warrants were valued at $155,000 based on the fair value of the Company’s Series C preferred stock on the issuance date of $1.165 per share using the Black Scholes model with the following assumptions: risk free interest rate of 3.0%; dividend yield of 0%; weighted average expected life of the warrant of seven years; and a 75% volatility factor. The warrants were recorded as a debt discount and an increase in additional paid in capital and were being amortized over the term of the Line of Credit. Upon the closing of the Company’s IPO in October 2013, these warrants were net exercised for 10,889 shares of common stock.

9. Long-Term Debt
Long-term debt consists of the following (in thousands):

	December 31,
	2013	2012
Short-term financing	$2,641	$1,772
Various notes payable	4,521	6,235
Loan facility	—	9,998
Convertible notes	—	22,500
Total long-term debt	7,162	40,505
Less current portion of long-term debt and short-term financing	(4,404)	(3,675)
Long-term debt	2,758	36,830
Less unamortized discounts	—	(6,504)
Long-term debt, net of discount and current portion	$2,758	$30,326
(a) Short-Term Financing
Medical borrows funds from various financial institutions in France on a short-term basis. The funds are typically repaid within 90 days and are collateralized by certain assets of Medical, including accounts receivable. The weighted average interest rate for the short-term balances outstanding at December 31, 2013 and 2012 was 4.8%.
(b) Various Notes Payable
Medical has loan agreements with six and seven different entities as of December 31, 2013 and December 31, 2012, respectively. The amounts of the outstanding loans vary from approximately $109,000 to $1.1 million at December 31, 2013, and from approximately $34,000 to $1.3 million at December 31, 2012, and bear interest at rates varying between 2.53% and 4.65% at December 31, 2013 and 2012. Maturity dates for these loans vary from 2014 to 2019, and the loans are secured by certain assets of Medical.
(c) Loan Facility
In 2007, the Company entered into a loan facility with a third party under which the Company could make maximum aggregate borrowings of up to $15.0 million, with an initial maturity date of January 31, 2011. A total of $5.0 million was initially drawn on the loan facility (Loan A) in January 2007 and an additional $1.5 million was subsequently drawn in July 2007. Loan A had a fixed interest rate of 12.0%, accruing through December 31, 2009. Prior to October 13, 2008, the date of the third amendment to the financing agreement, Loan A included “payment in kind” (PIK) interest of 3.0% in addition to a 9.0% fixed rate. Subsequent to the third amendment, the PIK interest was added to the outstanding principal amount of the loan and was payable at the earlier of maturity of the loan or repayment of the loan in full. As of January 29, 2010, and for the next 24 months, the loan was payable in 24 equal payments of principal, plus any remaining PIK interest. The lender received warrants exercisable for 153,397 shares of the Company’s common stock in connection with the initial draw (First Warrant) and the second draw (Second Warrant). All warrants related to this financing were immediately exercisable at $0.00675 per share. The First and Second Warrants were originally exercisable through January 31, 2014. The estimated fair value of the First and Second Warrants was $248,000 as determined using a Black Scholes valuation model, and was deemed equity classified.
In 2008, the Company entered into a third amendment to the loan facility. This amendment reduced the maximum aggregate borrowings to $12.5 million and advanced the Company an additional $6.0 million (Loan B). Loan B had an initial maturity date of September 28, 2012, bore interest at 12.5% and required interest only payments through December 31, 2009. Principal payments under Loan B commenced on January 29, 2010 with 25% of the outstanding principal payable in 12 equal monthly payments, plus accrued and unpaid interest, 35% payable over the following 12 months and 40% payable over the final 9 months. The debt was collateralized by all assets of the Company, including intellectual property, through a subordination agreement. The debt also contained certain financial covenant requirements. The Company issued a warrant to purchase 313,823 shares of common stock to the lender in connection with the issuance of Loan B (Third Warrant). The Third Warrant was immediately exercisable at $0.00675 per share through October 13, 2015. The estimated fair value of the Third Warrant was $625,000 as determined using a Black Scholes valuation model, and was deemed equity classified.
In May 2009, the Company entered into a fourth amendment to the loan facility. This amendment altered the covenant requirements with respect to foreign exchange considerations.
In November 2009, the Company entered into a fifth amendment to the loan facility. The amendment combined Loans A and B (Modified Loans) and set a new maturity date of July 31, 2012. The amendment deferred principal repayment until January 1,

2011. A $3.0 million payment of outstanding advances on the Modified Loans was required prior to the date of amendment. The lender received an additional warrant exercisable for 24,074 shares of the Company’s common stock in connection with the November 23, 2009 amendment (Fourth Warrant). The Fourth Warrant was immediately exercisable at $0.00675 per share through November 23, 2016. The estimated fair value of the Fourth Warrant was $633,000 as determined using a Black Scholes valuation model, and was deemed equity classified.
In February 2011, the Company amended the loan facility to revise the terms of the Modified Loans and to obtain an additional loan of $3.2 million (Loan C). The Modified Loans and Loan C had interest rates of 13.5% and 12.5%, respectively. Interest payments are due monthly commencing February 28, 2011. Principal payments were due monthly commencing January 31, 2013. The amended loan facility was originally schedule to mature on December 31, 2014.
In connection with Loan C, the Company modified the First, Second, Third and Fourth Warrants (collectively, the Old Warrants) and issued new warrants to the lender exercisable for a total of 604,002 shares of the Company’s common stock (2011 Warrants). The 2011 Warrants are immediately exercisable at $0.00675 per share through February 11, 2018. The 2011 Warrants contained an anti dilution provision whereby the number of shares issuable upon exercise would be increased by a number equal to 3.5% of equity securities that may be issued in one or more transactions occurring from February 11, 2011 until the Company has raised $10.0 million in gross proceeds from such transactions, excluding any shares that may have been issued or sold in connection with an acquisition or an initial public offering of the Company’s common stock. The Company recorded a liability for the estimated fair value of the 2011 Warrants on the date of issue of $1.9 million. In connection with the warrant modification, the Company reduced additional paid in capital by $1.5 million, representing the estimated fair value of the Old Warrants at the modification date, and recorded an additional debt discount of $350,000. As of December 31, 2012, the fair value of the warrant liability was $4.2 million.
Upon the conversion of the Promissory Notes discussed below in October 2013, the anti-dilution provision of the 2011 Warrants resulted in the number of shares subject to the warrant increasing by 46,667.
In April 2012, the Company entered into an amendment agreement to its existing loan facility which required an immediate principal payment of $3.0 million and delayed the remaining monthly principal payments from commencing January 31, 2013 to January 31, 2014.
As of December 31, 2012, the Company had an outstanding principal balance on the Loan Facility of approximately $10.0 million and unamortized discounts of $252,000. The company was in compliance with all covenants as of December 31, 2012.
In October 2013, in connection with the Company’s IPO, the Loan Facility was repaid in full, resulting in zero balances for the outstanding principal balance and unamortized discount as of December 31, 2013. In December 2013, the 2011 Warrants were exercised for 650,669 shares of the Company’s common stock at a total exercise price of $4,392.
(d) Convertible Notes
In May 2012, the Company issued Subordinated Secured Convertible Promissory Notes (Promissory Notes) with an original face amount of $22.5 million in exchange for $15.0 million, resulting in a debt discount of $7.5 million. The Promissory Notes included an original interest rate of 6% per year with the face amount and accrued interest due and payable upon the earliest of April 25, 2016 or an initial public offering with aggregate gross proceeds to the Company of at least $50.0 million. The resulting $7.5 million discount on the Promissory Notes was originally scheduled to be accreted over the term of the debt until April 25, 2016, which when coupled with the stated interest rate on the notes, yielded an effective rate of approximately 18%. Upon the consummation of a change of control or initial public offering, the holders of the Promissory Notes originally had an option to elect to convert some or all of the Promissory Notes into shares of the Company’s common stock equal to the original principal amount of $15.0 million and accrued interest divided by (i) the price per share of the common stock in a public offering or received in a change of control times (ii) a 50% discount. Upon the Company’s IPO, and election by certain note-holders to convert their Promissory Notes into 1,929,309 shares of common stock, the Company recorded $7.4 million in additional interest expense related to this beneficial conversion feature. One note-holder elected to receive $2.8 million in cash instead of exercising the conversion feature embedded in the Promissory Notes. As of December 31, 2013, all Promissory Notes have been converted or repaid, resulting in a zero balance.
As of December 31, 2012, the Company had an outstanding principal balance on the Promissory Notes totaling $22.5 million, unamortized discounts of $6.3 million and accrued interest of $904,000, which is included in other long-term liabilities on the consolidated balance sheets. The Company was in compliance with all covenants as of December 31, 2012.

(e) Future Minimum Principal Payments
Future minimum principal payments of long-term debt by year as of December 31, 2013 are as follows (in thousands):

2014	$4,404
2015	1,145
2016	758
2017	538
2018	220
Thereafter	97
$7,162
10. Stockholders’ Equity
Authorized Stock
The Company’s amended and restated certificate of incorporation, effective upon the completion of the IPO, authorizes the Company to issue 112,000,000 shares of common and preferred stock, consisting of 107,000,000 shares of common stock with $0.001 par value and 5,000,000 shares of preferred stock with $0.001 par value.
Prior to the IPO in October 2013, the Company was authorized to be issue was 92,723,696 shares of stock, consisting of 18,167,361 shares of common stock with $0.001 par value and 74,556,335 shares of preferred stock with $0.001 par value, of which 11,120,119 shares were designated as Series A-1 Convertible Preferred Stock (Series A-1), 18,097,848 shares were designated as Series A-2 Convertible Preferred Stock (Series A-2), 14,838,368 shares were designated Series B Convertible Preferred Stock (Series B) and 30,500,000 shares were designated as redeemable Series C Convertible Preferred Stock (Series C).
Initial Public Offering
On October 15, 2013, the Company completed its IPO of 5,750,000 shares of common stock at a price of $15.00 per share including 750,000 shares sold to underwriters for the exercise of their over-allotment option to purchase additional shares. The IPO generated net proceeds of approximately $77.5 million, after deducting underwriting discounts and expenses of approximately $8.7 million.
Upon the IPO, the previously outstanding shares of convertible preferred stock and redeemable convertible preferred stock were converted on a 6.75-to-one basis into shares of common stock, resulting in all of the outstanding shares of Series A-1, Series A-2, Series B and Series C preferred stock being converted into 10,977,667 shares of common stock. Following the closing of the IPO, there were no shares of preferred stock outstanding.
With the proceeds of the IPO, the Company paid its Series C Stockholders an aggregate of $17.1 million in exchange for agreeing to vote in favor of the conversion of the Series C preferred stock to common stock.
In conjunction with the merger of Spine and Medical in 2006, Holding and the individual Medical stockholders entered into an Escrow Agreement in which the individual Medical stockholders delivered their shares to an escrow agent, and Holding delivered its stock certificates to be held in escrow. In October 2013, upon closing of the Company’s IPO, each share of Medical’s Class A stock was automatically exchanged for 5.80087 shares of common stock, or an aggregate of 3,110,024 shares.

11. Stock-Based Compensation
(a) Stock Option Activity
A summary of the stock option activity for the Company for the years ended December 31, 2013, 2012 and 2011 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)	($000's)
Outstanding - December 31, 2012	1,253,909	$3.29	7.45	$3,835
Granted	461,600	13.36
Exercised	(81,155)	2.90
Forfeited	(61,728)	5.73
Outstanding - December 31, 2013	1,572,626	$6.17	7.17	$27,413
Vested and expected to vest:
At December 31, 2012	1,233,131	$3.29	7.45	$3,806
At December 31, 2013	1,519,889	6.17	7.17	26,716
Exercisable:
At December 31, 2012	1,253,909	$3.29	7.45	$3,835
At December 31, 2013	1,223,533	3.65	7.17	24,306
In 2007, the Company adopted the LDR Holding Corporation 2007 Stock Option/Stock Issuance Plan (the 2007 Plan). Concurrent with the IPO in October 2013, the Company adopted the LDR Holding Corporation 2013 Equity Incentive Plan (the 2013 Plan) and terminated the 2007 Plan. No further grants will be made under the 2007 Plan. Any shares of common stock that are subject to outstanding awards under the 2007 Plan which are forfeited or lapse for any reason prior to exercise or settlement and would otherwise have returned to the share reserve under the 2007 Plan, instead will be available for issuance under the 2013 Plan.
The purpose of the 2007 Plan and the 2013 Plan (collectively, the Plans) is to provide eligible persons employed by or providing services to the Company with the opportunity to acquire or increase their equity interest in the Company.
2007 Plan
Under the 2007 Plan, incentive stock options may only be granted to Company employees and shall be issued at an exercise price not less than 100% of the fair market value of the Company’s common stock at the grant date, as determined by the Company’s Board of Directors, except for incentive stock option grants to a stockholder that owns greater than 10% of the Company’s outstanding stock or 10% of the voting power of all classes of the outstanding stock of any of our subsidiaries, in which case the exercise price per share is not less than 110% of the fair market value of the Company’s common stock at the date of grant. Nonstatutory stock options may be granted to Company employees, members of the Board of Directors and consultants at an exercise price determined by the Board of Directors. Options granted under the Plans are vested no later than ten years from the date of grant. At the time of grant, the Company’s Board of Directors determines the exercise price and vesting schedule. Generally, 25% of each option was vested one year from the vesting commencement date, as defined in the option agreement, and then the option vested ratably over each of the next 36 months. Under the Plans, stock options may be exercised before they became fully vested. In the event of termination of service, shares issued from the exercise of unvested stock options are subject to repurchase by the Company at the original purchase price until they vest. The shares subject to each option outstanding shall automatically become vested shares upon a change in ownership or control of the Company. Each such option shall, immediately prior to the consummation of a change in control, become exercisable for all of the shares of common stock at that time subject to that option.
2013 Plan
Under the 2013 Plan, incentive stock options may only be granted to Company employees and shall be issued at an exercise price not less than 100% of the fair market value of the Company’s common stock at the grant date, except for incentive stock options grants to a stockholder that owns greater than 10% of the combined voting power of all classes of stock of the Company, in which case the exercise price per share is not less than 110% of the fair value of the Company’s common stock at the date of grant. Nonstatutory stock options, stock appreciation rights, restricted stock rights or bonuses, restricted stock units, performance shares, performance units and cash-based awards, or other stock-based awards may be granted to Company employees, officers, directors or consultants or those of any present or future parent or subsidiary corporation or other affiliated entity.
As of December 31, 2013, the Company has 853,557 shares of common stock reserved for issuance under the 2013 Plan. This share reserve will automatically increase on January 1, 2014 and each subsequent anniversary through January 1, 2023, by an amount equal to the smaller of (i) 4% of the number of shares of the Company’s common stock issued and outstanding on the immediately preceding December 31; and (ii) an amount determined by the compensation committee of the Company’s board of directors. Shares subject to awards granted under the 2013 Plan which expire, are repurchased, or are canceled or forfeited will again become available for issuance under the 2013 Plan. The shares available will not be reduced by awards settled in cash or by shares withheld to satisfy tax withholding obligations. Only the net number of shares issued upon the exercise of stock appreciation rights or options exercised by means of a net exercise will be deducted from the shares available under the 2013 Plan.
Awards Granted to LDR Medical Employees
Included in the above table as of December 31, 2013 and 2012, are options to purchase 509,062 and 390,549 shares, respectively, of Holdings common stock, which relate to options held by Medical employees to purchase Medical Class A common stock. Prior to the IPO in October 2013, those options were subject to the Escrow Agreement (Note 10). As such, when exercised, the Medical common stock become subject to the Escrow Agreement, under which the Medical shares were converted to Company common stock upon certain future events, as defined in the Escrow Agreement. As the shares subject to the Escrow Agreement were accounted for as if converted, these instruments were valued using the same assumptions as were other Company stock options and have been included within the roll forward of Company stock options above. After the IPO, upon exercise for Medical shares, the Medical shares are required to be converted to the Company’s common stock.
Awards Granted Outside the Plans
As of December 31, 2013 and 2012, there were 19,531 shares of Holdings common stock issuable upon exercise of options issued outside the Plans at an exercise price of $1.69 per share.
Performance Share Awards
In March 2013, the Company awarded options for the purchase of 81,841 shares of performance awards under the 2007 Plan. These awards vested or were cancelled on December 31, 2013 depending on whether certain performance goals were achieved. During the year ended December 31, 2013, the Company recognized $413,000 in compensation expense related to the performance share awards.
(b) Employee Stock Purchase Program
Concurrent with the IPO in October 2013, the Company established the LDR Holding Corporation 2013 Employee Stock Purchase Plan (ESPP), a qualified plan under Section 423 of the Code. The purpose of the ESPP is to advance the interests of the Company by providing an incentive to attract, retain and reward employees and to motivate employees to contribute to the growth and profitability of the Company. The compensation committee of the Company’s board of directors administers the ESPP.
A total of 111,111 shares of common stock are initially authorized and reserved for sale under the ESPP. The ESPP provides for an automatic increase in the number of shares available for issuance under the plan on January 1 of each year beginning in 2014 and continuing through and including January 1, 2023 equal to the lesser of (i) 1% of the Company’s issued and outstanding shares of common stock on the immediately preceding December 31, or (ii) a number of shares as determined by the Company’s board of directors.
The ESPP is generally designed to comply with the provisions of Section 423 of the Internal Revenue Code and will be typically implemented through a series of sequential offering periods, generally of a six-month duration, as established by the compensation committee.
Under the ESPP, eligible employees can purchase shares of the Company’s common stock at 85% of the lower of the fair market value on (i) the first trading day of the offering period and (ii) the purchase date, which is typically the end of an offering period. Amounts accumulated for each participant, generally through payroll deductions, are credited toward the purchase of the Company common stock on the purchase date.
No participant may purchase under the ESPP in any calendar year shares having a value of more than $25,000 measured by the fair market value per share of the Company’s common stock on the first day of the applicable offering period. Any amounts withheld from participants’ compensation in excess of the amounts used to purchase shares will be refunded, without interest.

(c) Accounting for Stock-Based Compensation
The Company uses the Black-Scholes option pricing model in valuing its stock awards. The Black-Scholes model requires estimates regarding dividend yield, volatility, risk-free rate of return, estimated forfeitures during the service period and the expected term of the award.
The expected dividend yield assumption is based on the Company’s expectation of future dividend payouts. The volatility assumption is based on the historical volatilities of comparable public companies. The risk free rate of return assumption is based upon observed interest rates appropriate for the expected term of stock awards. The expected term is derived using the simplified method and represents the weighted average period that the stock awards are expected to remain outstanding.
The fair value of stock option grants has been estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Years Ended December 31,
	2013	2012	2011
Expected dividend yield	—%	—%	—%
Volatility	52.02	54.77	70.19
Risk-free rate of return	0.17	0.44	0.34
Forfeiture rate	7.90	4.30	4.31
Expected life	6 years	6 years	6 years
The weighted average grant date fair value per share for options granted during the years ended December 31, 2013, 2012 and 2011 was $7.08, $2.80 and $1.96, respectively. The total intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 was approximately $1,680,000, $188,000 and $214,000, respectively. The unrecognized compensation expense related to unvested options granted under the Plans was $2,836,000 at December 31, 2013 and $1,072,000 at December 31, 2012, and is expected to be recognized over a period of approximately 4 years.
The Company’s stock-based compensation expense related to employee stock options and ESPP awards for the years ended December 31, 2013, 2012 and 2011 was as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Research and development	$153	$48	$28
Sales and marketing	786	181	114
General and administrative	330	66	42
Total	$1,269	$295	$184
12. Retirement Savings Plans
(a) U.S.-Based Employees
The Company maintains an employee savings and retirement plan (the 401(k) Plan) covering all of its employees. The 401(k) Plan permits but does not require matching contributions by the Company on behalf of participants. The Company has not made matching contributions in any of the periods presented in these financial statements. Starting in January 2014, the Company will match 50% of employee contributions for the first 6% contributed by each employee.
(b) France-Based Employees
The Company provides retirement indemnities for employees located in France commensurate with other similar companies in that region. Accruals for these employee retirement obligations amounted to $230,000 and $172,000 at December 31, 2013 and 2012, respectively. Expenses related to these programs were not material in the periods presented.
13. Related Party Transactions
In 2007, the Company made a loan to an officer of $200,000, with a maturity date of February 2014. Interest accrued at a rate of 6% per annum. The original terms called for interest only payments due quarterly over the term of the note; however, the Board of Directors subsequently deferred interest payments until the maturity date. The balance of the loan, including accrued interest, was $0 and $270,000 at December 31, 2013 and 2012, respectively.
In February 2013, the Company made a loan to an officer for $54,000 in connection with the exercise of 22,222 stock options. Interest accrued at a rate of 2.5% per annum with unpaid principal and interest due on August 5, 2014. The loan was secured by

22,222 shares of the Company’s common stock that are held by the officer. The balance of the loan, including accrued interest, was $0 at December 2013.
The Company recognized $8,000, $12,000 and $12,000 and in related party interest income during the years ended December 31, 2013, 2012, and 2011, respectively.
14. Income Taxes
The components of loss before income taxes are as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Domestic	$(27,460)	$(11,723)	(3,539)
Foreign	1,196	3,201	3,039
Total	$(26,264)	$(8,522)	(500)
The components of the provision for income taxes are as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Current taxes:
United States	$57	$32	165
International	1,577	1,397	1,209
Total current tax expense	1,634	1,429	1,374
Deferred taxes:
United States	5	5	5
International	32	(255)	(51)
Total deferred tax expense (benefit)	37	(250)	(46)
Income tax expense	$1,671	$1,179	1,328

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes at December 31, 2013 and 2012 are as follows (in thousands):

	Years Ended December 31,
	2013	2012
Deferred tax assets:
Current deferred tax assets:
Inventory	$1,649	$1,375
Reserves and allowances	296	206
Other	5	60
Valuation allowance	(1,383)	(1,250)
Total current deferred tax assets	567	391
Noncurrent deferred tax assets:
Net operating loss and tax credits carryforwards	24,311	19,535
Amortization	149	169
Other	749	1,230
Gross noncurrent tax assets	25,209	20,934
Valuation allowance	(23,942)	(19,116)
Total noncurrent deferred tax assets	$1,267	$1,818
Deferred tax liabilities:
Current deferred tax liabilities:
Prepaid and other	$1,107	$933
Total current deferred tax liabilities	1,107	933
Noncurrent deferred tax liabilities:
Depreciation	754	1,164
Interest	—	100
Total noncurrent deferred tax liabilities	$754	$1,264
The Company has established a full valuation allowance relating to substantially all of its U.S. net deferred tax assets due to uncertainties regarding the realization of the deferred tax assets based on the Company’s lack of earnings history in the U.S. The valuation allowance increased by $5.0 million and $2.7 million during the years ended December 31, 2013 and 2012, respectively.
As of December 31, 2013 and 2012, the Company has no accrued interest or penalties associated with uncertain tax positions. The jurisdictions in which the Company files income taxes include the U.S., France and Brazil. The Company’s returns are not currently under examination by the Internal Revenue Service or other taxing authorities. The Company is subject to income tax examinations for our U.S. federal and state and local income taxes for 2004 and subsequent years and foreign tax examinations for 2006 and subsequent years.
A reconciliation of the statutory U.S. federal tax rate to the Company’s effective rate is as follows:

	Years Ended December 31,
	2013	2012	2011
Statutory U.S. federal tax rate	34.0%	34.0%	34.0%
State taxes	(0.2)	0.5	(33.1)
Valuation allowance	(15.5)	(45.4)	(335.5)
Permanent items	(24.7)	(2.0)	(22.3)
Prior year true-up	0.2	—	84.7
Foreign tax rate differentials	(0.2)	(0.9)	6.6
Total	(6.4)%	(13.8)%	(265.6)%

The Company pays income taxes in France related to intercompany sales in the year the sale occurs; however the recognition of tax expense related to intercompany sales is deferred in the consolidated financial statements until the product is sold to an unrelated third party. The deferred income tax charge is included in other current assets in the consolidated balance sheets. As of December 31, 2013 and 2012, the deferred income tax charge was $1.5 million and $2.2 million, respectively.
As of December 31, 2013, the Company had federal net operating loss carryforwards of approximately $64.5 million, which will begin to expire in 2024, if not utilized prior to that time. Under the provisions of the Internal Revenue Code, certain substantial changes in the Company’s ownership may result in a limitation on the amount of net operating loss carryforwards which can be used in future years.
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
Net loss per share for the years ended December 31, 2013, 2012 and 2011 was as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Numerator
Net loss attributable to common stockholders	$(27,935)	$(9,701)	$(1,828)
Denominator
Weighted average shares outstanding - basic	9,041	4,615	4,490
Dilutive effect of preferred stock, warrant options and convertible debt	—	—	—
Weighted average shares outstanding - diluted	9,041	4,615	4,490
Net loss per common share - basic and diluted	$(3.09)	$(2.10)	$(0.41)
Potentially dilutive securities (1)
Redeemable convertible preferred stock	—	4,451	4,451
Convertible preferred stock	—	6,527	6,527
Common stock warrants	—	604	604
Preferred stock warrants	—	23	23
Stock options	1,573	1,254	962
__________

(1)	The impact of potentially dilutive securities on earnings per share is anti-dilutive in a period of net loss.
Due to the timing of the completion of the Company’s IPO on October 15, 2013, the weighted average number of shares outstanding for 2013 only reflects the additional shares of common stock issued as a result of (i) the conversion of the Company’s preferred stock, (ii) the conversion of the Company’s convertible debt, and (iii) the shares issued upon warrant exercise for approximately 2.5 months.  As of December 31, 2013, the Company actually had in excess of 24 million shares of common stock outstanding, which if used in the computation of loss per share, would have significantly reduced the actual loss per share for both basic and diluted purposes.

16. Commitments and Contingencies
(a) Lease Commitments
The Company leases office space, equipment and vehicles under noncancelable operating leases which expire by 2019. Certain of these leases contain rent holidays and scheduled rent increases which are included in the Company’s rent expense and recognized on a straight-line basis. Total rent expense under these operating leases was $2.4 million, $1.9 million and $1.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Future minimum lease payments under noncancelable operating leases and (with initial remaining lease terms in excess of one year) as of December 31, 2013 are as follows (in thousands):

Operating Leases
Year:
2014	$3,066
2015	2,834
2016	2,235
2017	2,219
2018	2,180
Thereafter	2,030
Total minimum lease payments	$14,564
(b) Government Grants
The Company receives grants from the French government to pursue research and development of its French products. These grants are refundable when and if the products become technologically feasible. The Company has recorded grants received of $974,000 and $933,000 in accrued expenses in the consolidated balance sheets as of December 31, 2013 and December 31, 2012, respectively. There are potential contingent gains on grants recorded as liabilities related to products that will not be viable.
(c) Litigation
From time to time, the Company may be involved in litigation relating to claims arising out of its ordinary course of business. Management believes that there are no claims or actions pending or threatened against the Company, the ultimate disposition of which would have a material impact on the Company’s financial position, results of operations or cash flows.
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
The following table represents total sales by geographic area, based on the location of the customer (in thousands):

	Years Ended December 31,
	2013	2012	2011
United States	$82,307	$64,801	$52,062
France	11,233	9,388	9,128
Other Countries (1)	18,054	16,729	16,785
Total	$111,594	$90,918	$77,975
__________

(1)	No additional locations are individually significant.

The Company classifies its products into two categories: exclusive technology and traditional fusion products. The following table represents total sales by product category (in thousands):

	Years Ended December 31,
	2013	2012	2011
Exclusive technology products	$92,818	$72,805	$57,450
Traditional fusion products	18,776	18,113	20,525
Total	$111,594	$90,918	$77,975
The following table represents long-lived assets by geographic area (in thousands):

	December 31,
	2013	2012
United States	$7,446	$6,020
France	3,615	4,700
Other Countries (1)	1,634	1,576
Total	$12,695	$12,296
__________

(1)	No additional locations are individually significant.
18. Subsequent Events
In January 2014, common stock reserved for issuance under the 2013 Plan increased by 963,066 to 1,816,623 shares. In January 2014, common stock reserved for sale under the ESPP increased by 240,766 to 351,877 shares. These annual automatic share increases are part of the 2013 Plan and ESPP as discussed in Notes 11 and 10, respectively.
19. Quarterly Financial Data (unaudited)
The following table sets forth our unaudited quarterly condensed consolidated statements of operations data for each of the eight quarters ended December 31, 2013. The data has been prepared on the same basis as the audited consolidated financial statements and related notes included in this Annual Report on Form 10-K and you should read the following tables in conjunction with such financial statements. The table includes all necessary adjustments, consisting only of normal recurring adjustments that we consider necessary for a fair presentation of this data. The results of historical periods are not necessarily indicative of future results.

	December 31,	September 30,	June 30,	March 31,
	2013	2013	2013	2013
	(in thousands, except per share data)
Revenue	$31,978	$27,195	$26,579	$25,842
Gross profit	26,592	23,102	22,410	21,543
Operating loss	(905)	(906)	(235)	(278)
Net loss	(15,105)	(7,984)	(2,959)	(1,887)
Net loss per common share	$(0.69)	$(1.68)	$(0.62)	$(0.41)

	December 31,	September 30,	June 30,	March 31,
	2012	2012	2012	2012
	(in thousands, except per share data)
Revenue	$24,966	$20,948	$22,379	$22,625
Gross profit	20,905	17,371	18,937	18,935
Operating income (loss)	180	(764)	(743)	53
Net loss	(2,426)	(3,050)	(2,099)	(2,126)
Net loss per common share	$(0.52)	$(0.66)	$(0.45)	$(0.46)

LDR HOLDING CORPORATION AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Period	Additions	Deductions and Adjustments	Balance at End of Period
Accounts Receivable Valuation Accounts
Year ended December 31, 2013	$1,388	$517	$(412)	$1,493
Year ended December 31, 2012	1,050	587	(249)	1,388
Year ended December 31, 2011	1,041	187	(178)	1,050

Inventory Reserve
Year ended December 31, 2013	$2,792	$641	$44	$3,477
Year ended December 31, 2012	1,975	1,565	(748)	2,792
Year ended December 31, 2011	1,607	586	(218)	1,975

LDR EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Exhibit Number	Provided Herewith
3.1	Amended and Restated Certificate of Incorporation of LDR Holding Corporation, adopted on October 15, 2013.	10-Q	001-36095	11/07/13	3.1
3.2	Amended and Restated Bylaws of LDR Holding Corporation, adopted on October 15, 2013.	10-Q	001-36095	11/07/13	3.2
4.1	Amended and Restated Investors’ Rights Agreement, dated September 11, 2007.	S-1	333-190829	08/26/13	4.2
4.2	Amendment No. 1 to Investors’ Rights Agreement, dated April 25, 2012.	S-1	333-190829	08/26/13	4.3
4.3	Amendment No. 2 to Investors’ Rights Agreement, dated September 12, 2013.	S-1/A	333-190829	09/19/13	4.3.1
4.4	Second Amended and Restated Put-Call Agreement, dated August 6, 2013, by and among the Registrant, LDR Médical S.A.S. and the individuals listed on Schedule A thereto.	S-1/A	333-190829	09/19/13	4.4
4.5	Warrant to Purchase Series C Convertible Preferred Stock issued to Comerica Bank on November 23, 2009.	S-1	333-190829	08/26/13	4.7
4.6	Amendment No. 1 to Warrant to Purchase Series C Convertible Preferred Stock, dated September 12, 2013.	S-1/A	333-190829	09/19/13	4.7.1
4.7	Amended and Restated Warrant to Purchase Stock issued to Escalate Capital I, L.P. on February 11, 2011.	S-1	333-190829	08/26/13	4.8
10.1#	Form of Amended and Restated Indemnification Agreement for directors and officers of the Registrant, as currently in effect.	S-1/A	333-190829	09/19/13	10.1
10.2#	2007 Stock Option/Stock Issuance Plan, as amended.	S-1	333-190829	08/26/13	10.2
10.3#	Form of Stock Option Agreement for 2007 Stock Option/Stock Issuance Plan.	S-1/A	333-190829	09/19/13	10.4
10.4#	2013 Equity Incentive Plan.	S-1/A	333-190829	09/19/13	10.5
10.5#	Form of Stock Option Agreement for 2013 Equity Incentive Plan.					X
10.6#	Form of Notice of Grant-Standard Exercise for 2013 Equity Incentive Plan.	S-1/A	333-190829	09/19/13	10.7
10.7#	Form of Restricted Stock Unit Agreement for 2013 Equity Incentive Plan.					X

i

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Exhibit Number	Provided Herewith
10.8#	Form of Stock Option Agreement-International for 2013 Equity Incentive Plan.	S-1/A	333-190829	09/19/13	10.8
10.9#	Amended and Restated 2013 Employee Stock Purchase Plan.	S-1/A	333-190829	10/08/13	10.9
10.10#	Employment Terms Letter Agreement, dated June 10, 2013, between the Registrant and Christophe Lavigne.	S-1	333-190829	08/26/13	10.10
10.11#	Employment Terms Letter Agreement, dated June 10, 2013, between the Registrant and Robert McNamara.	S-1	333-190829	08/26/13	10.11
10.12#	Employment Terms Letter Agreement, dated June 10, 2013, between the Registrant and Andre Potgieter.	S-1	333-190829	08/26/13	10.12
10.13	Form of Employment, Confidential Information, and Invention Assignment Agreement.	S-1/A	333-190829	09/19/13	10.13
10.14	Lease Agreement, dated August 10, 2011, by and between LDR Spine USA, Inc. and 13875 Research Blvd, LLC.	S-1	333-190829	08/26/13	10.14
10.15	First Amendment to Lease Agreement, dated November 5, 2012, by and between LDR Spine USA, Inc. and 13785 Research Blvd, LLC.	S-1	333-190829	08/26/13	10.15
10.16	English translation of Lease Agreement, dated June 24, 2013, by and between LDR Médical S.A.S. and Departement de L’Aube.	S-1	333-190829	08/26/13	10.16
10.17	Loan and Security Agreement, dated November 23, 2009, by and between Comerica Bank, on the one hand, and LDR Holding Corporation and LDR Spine USA, Inc., on the other hand.	S-1	333-190829	08/26/13	10.17
10.18	First Amendment to Loan and Security Agreement, dated June 30, 2010, by and between Comerica Bank, on the one hand, and LDR Holding Corporation and LDR Spine USA, Inc., on the other hand.	S-1	333-190829	08/26/13	10.18
10.19	Second Amendment to Loan and Security Agreement, dated September 30, 2010, by and between Comerica Bank, on the one hand, and LDR Holding Corporation and LDR Spine USA, Inc., on the other hand.	S-1	333-190829	08/26/13	10.19
10.20	Third Amendment to Loan and Security Agreement, dated February 10, 2011, by and between Comerica Bank, on the one hand, and LDR Holding Corporation and LDR Spine USA, Inc., on the other hand.	S-1	333-190829	08/26/13	10.20

ii

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Exhibit Number	Provided Herewith
10.21	Fourth Amendment to Loan and Security Agreement dated as of April 2011, by and between Comerica Bank, on the one hand, and LDR Holding Corporation and LDR Spine USA, Inc., on the other hand.	S-1	333-190829	08/26/13	10.21
10.22	Fifth Amendment to Loan and Security Agreement dated as of April 25, 2012, by and between Comerica Bank, on the one hand, and LDR Holding Corporation and LDR Spine USA, Inc., on the other hand.	S-1	333-190829	08/26/13	10.22
10.23	Amended and Restated Loan and Security Agreement, dated February 11, 2011, by and between Escalate Capital I, L.P., on the one hand, and LDR Holding Corporation and LDR Spine USA, Inc., on the other hand.	S-1	333-190829	08/26/13	10.23
10.24	First Amendment to Loan and Security Agreement, dated April 25, 2012, by and between Escalate Capital I, L.P., on the one hand, and LDR Holding Corporation and LDR Spine USA, Inc., on the other hand.	S-1	333-190829	08/26/13	10.24
10.25##	English translation of Supply Agreement, dated May 29, 2011, by and between CF Plastiques and LDR Médical S.A.S.	S-1	333-190829	08/26/13	10.26
10.26##	English translation of Amendment to Supply Agreement between LDR Holding Corporation and CF Plastiques, entered into on December 6, 2013.	8-K/A	001-36095	12/19/13	10.1
10.27##	Supply Agreement, dated January 31, 2003, by and between Invibio Inc. and LDR Médical S.A.S., as amended by those certain Letters of Amendment dated November 10, 2004, November 23, 2004, July 9, 2008, June 17, 2009 and December 7, 2011.	S-1	333-190829	08/26/13	10.27
10.28##	English translation of Subcontracting Agreement, effective November 28, 2012, by and between Greatbatch Medical SAS and LDR Médical S.A.S.	S-1/A	333-190829	10/08/13	10.28
10.29#	Non-Employee Independent Director Compensation Policy.	S-1/A	333-190829	10/08/13	10.29

iii

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Exhibit Number	Provided Herewith
21.1	Subsidiaries of the Registrant.	S-1	333-190829	8/26/2013	21.1
23.1	Consent of KPMG LLP, independent registered public accounting firm.					X
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document.					X
__________

#	Indicates a management contract or compensatory plan.
##
Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from the exhibit filed with the Securities and Exchange Commission and submitted separately to the Securities and Exchange Commission.

iv