Form 10-Q
period 2014-03-31
LDR HOLDING CORP
filed 2014-05-07
CIK 1348324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
_____________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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

Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes    ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes   ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large Accelerated Filer	☐ Accelerated Filer	☒ Non-Accelerated Filer	☐ Smaller Reporting Company
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes  ☒  No
The number of shares outstanding of the Registrant's Common Stock, $0.001 par value, was 24,188,239 as of May 2, 2014.

LDR HOLDING CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
LDR HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31, 2014	December 31, 2013
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$49,840	$56,678
Accounts receivable, net of allowances of $1,630 and $1,493 at March 31, 2014 and December 31, 2013, respectively	22,325	22,193
Inventory, net	20,781	17,690
Other current assets	6,234	4,780
Prepaid expenses	1,454	1,593
Deferred tax asset, current	515	—
Total current assets	101,149	102,934
Property and equipment, net of accumulated depreciation and amortization of $11,747 and $11,056 at March 31, 2014 and December 31, 2013, respectively	13,071	12,695
Goodwill	6,621	6,621
Intangible assets, net of accumulated amortization of $2,907 and $2,764 at March 31, 2014 and December 31, 2013, respectively	3,143	3,073
Restricted cash	2,000	2,000
Deferred tax assets	—	513
Other assets	152	157
Total assets	$126,136	$127,993
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,932	$8,128
Accrued expenses	17,034	16,324
Line of credit, net of discount	—	18,162
Short-term financing	965	2,641
Current portion of long-term debt	1,609	1,763
Deferred tax liabilities, current	—	540
Total current liabilities	29,540	47,558
Line of credit, net of discount	18,165	—
Long-term debt, net of discount and current portion	2,427	2,758
Deferred tax liabilities	623	—
Total liabilities	50,755	50,316
Commitments and contingencies
Stockholders’ equity:
Common stock; $0.001 par value; 107,000,000 shares authorized at March 31, 2014 and December 31, 2013; 24,170,781 and 24,076,667 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	24	24
Additional paid-in capital	162,467	161,216
Accumulated other comprehensive income	150	198
Accumulated deficit	(87,260)	(83,761)
Total stockholders’ equity	75,381	77,677
Total liabilities and stockholders’ equity	$126,136	$127,993
See accompanying notes to unaudited condensed consolidated financial statements.

LDR HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenue	$31,068	$25,842
Cost of goods sold	5,256	4,299
Gross profit	25,812	21,543
Operating expenses:
Research and development	3,394	2,329
Sales and marketing	18,915	15,254
General and administrative	6,522	4,238
Total operating expenses	28,831	21,821
Operating loss	(3,019)	(278)
Other operating income (expense):
Other income (expense)	(41)	461
Interest income	—	4
Interest expense	(282)	(1,002)
Accretion related to warrants and discounts on long-term debt	—	(507)
Change in fair value of common stock warrants	—	(277)
Total other income (expense), net	(323)	(1,321)
Loss before income taxes	(3,342)	(1,599)
Income tax expense	(157)	(288)
Net loss	(3,499)	(1,887)
Other comprehensive loss:
Foreign currency translation	(48)	(758)
Comprehensive loss	$(3,547)	$(2,645)
Net loss per common share:
Basic and diluted	$(0.15)	$(0.41)
Weighted average number of shares outstanding:
Basic and diluted	24,083,796	4,658,453
See accompanying notes to unaudited condensed consolidated financial statements.

LDR HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Number of Shares	Par Value
Balance at December 31, 2013	24,076,667	$24	$161,216	$198	$(83,761)	$77,677
Exercise of common stock options	94,114	—	211	—	—	211
Stock-based compensation	—	—	1,040	—	—	1,040
Currency translation adjustment	—	—	—	(48)	—	(48)
Net loss	—	—	—	—	(3,499)	(3,499)
Balance at March 31, 2014	24,170,781	$24	$162,467	$150	$(87,260)	$75,381
See accompanying notes to unaudited condensed consolidated financial statements.

LDR HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Operating activities:
Net loss	$(3,499)	$(1,887)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	202	12
Provision for excess and obsolete inventories	424	363
Depreciation and amortization	959	957
Stock-based compensation	1,040	66
Accretion related to warrants and discounts on long-term debt	6	507
Change in fair value of common stock warrants	—	277
Deferred income tax expense	92	—
Loss on disposal of assets	105	3
Unrealized foreign currency loss	(53)	(500)
Changes in operating assets and liabilities:
Accounts receivable	(316)	(2,439)
Prepaid expenses and other current assets	(1,138)	(377)
Inventory	(3,523)	(639)
Other assets	3	29
Accounts payable	1,819	(1,944)
Accrued expenses	(679)	2,103
Other long-term liabilities	—	340
Net cash used in operating activities	(4,558)	(3,129)
Investing activities:
Proceeds from sale of property and equipment	—	23
Purchase of intangible assets	(179)	(94)
Purchase of property and equipment	(1,487)	(613)
Net cash used in investing activities	(1,666)	(684)
Financing activities:
Exercise of stock options	211	162
Proceeds from Employee Stock Purchase Plan	1,354	—
Net proceeds (payments) on short-term financings	(1,652)	(9)
Payments on capital leases	(13)	(8)
Payments on long-term debt	(470)	(468)
Net cash used in financing activities	(570)	(323)
Effect of exchange rate on cash	(44)	(32)
Net change in cash and cash equivalents	(6,838)	(4,168)
Cash and cash equivalents, beginning of period	56,678	19,135
Cash and cash equivalents, end of period	$49,840	$14,967
Supplemental disclosure of interest and income taxes paid
Cash paid for interest	$288	$629
Cash paid for taxes	403	410
See accompanying notes to unaudited condensed consolidated financial statements.

LDR HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. Organization and Business Description
Description of Business
LDR Holding Corporation (Holding), a Delaware corporation, and its subsidiaries, LDR Spine USA, Inc. (Spine), LDR Medical, SAS (Medical) and LDR Brazil, LTDA (LDR Brazil) (collectively, the Company), operates as a medical device company that designs and commercializes novel and proprietary surgical technologies for the treatment of patients suffering from spine disorders. The Company’s primary products are based on the VerteBRIDGE fusion platform and Mobi non-fusion platform, both of which are designed for applications in the cervical and lumbar spine for both fusion and nonfusion surgical treatments. The Company has offices in Troyes, France; Santo Andre, Brazil; Beijing, China; Seoul, Korea and in Austin, Texas, which serves the U.S. market and is the corporate headquarters. The primary markets for products are the U.S. and Western Europe.
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
2. Significant Accounting Policies
(a) Basis of Presentation
We prepared our interim condensed consolidated financial statements in conformity with United States of America generally accepted accounting principles, or GAAP, and the reporting regulations of the Securities and Exchange Commission, or the SEC. They do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying condensed consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. We have eliminated all intercompany balances and transactions.
We have made estimates and judgments affecting the amounts reported in our condensed consolidated financial statements and the accompanying notes. The actual results that we experience may differ materially from our estimates. The accounting estimates that require our most significant, difficult and subjective judgments include:

•	the valuation of inventory;

•	allowance for doubtful accounts and

•	stock-based compensation.
(b) Unaudited Interim Results
In management’s opinion, the unaudited financial information for the interim periods presented includes all adjustments necessary for a fair statement of the results of operations, financial position, and cash flows. All adjustments are of a normal recurring nature unless otherwise disclosed. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year. This interim information should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013.
(c) Recent Accounting Pronouncements
There have been no significant changes in recent accounting pronouncements that were disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 that have had a significant impact on our condensed consolidated financial statements or notes thereto.
(d) Fair Value of Financial Instruments
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

Level 2 – observable inputs other than quoted prices in active markets, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data; and
Level 3 – unobservable inputs reflecting management’s assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.
The carrying amounts of the Company’s financial instruments, which primarily include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximate their fair values due to their short maturities. The carrying amount of the Company’s long-term debt approximates its fair value due to the relatively recent issuances and short maturities. As of March 31, 2014 and December 31, 2013, the fair value of the Company’s borrowings under its revolving credit agreement were categorized as a Level 2 hierarchy and approximated their carrying value based on prevailing market rates for borrowings with similar ratings and maturities.
(e) Inventory
Inventory is carried at the lower of cost or market using the weighted average method, net of an allowance for excess and obsolete inventory. The components of inventory, net of allowance, as of March 31, 2014 and December 31, 2013 are as follows (in thousands):

	March 31, 2014	December 31, 2013
Finished goods	$16,573	$14,452
Work in process	3,594	2,737
Raw materials	614	501
Total	$20,781	$17,690
As of March 31, 2014 and December 31, 2013, inventory held by hospitals and sales agents on behalf of the Company was $5.1 million and $5.8 million, respectively.
The Company reviews the components of its inventory on a periodic basis for excess, obsolete or impaired inventory and records a reserve for items identified. The Company recorded an allowance for excess and obsolete inventory of $3.9 million and $3.5 million as of March 31, 2014 and December 31, 2013, respectively.
3. Concentration of Credit Risk
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
The Company had no customers that represented greater than 10% of the Company’s trade receivable or revenue balances as of March 31, 2014 and 2013, and for the three months ended March 31, 2014 and 2013.

4. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Compensation and other employee related costs	$8,322	$8,715
Contributions withheld for Employee Stock Purchase Plan	2,330	976
Royalties	1,418	1,184
Clinical and regulatory costs	215	327
Government grants	971	974
Rent	2,007	1,893
Other	1,771	2,255
	$17,034	$16,324
5. Line of Credit
The Company is party to an amended loan agreement with a bank under which it may make periodic borrowings (the Line of Credit) under a revolving line of credit. Borrowings under the Line of Credit bear interest at the bank’s prime rate plus 2.0%, which was 5.25% at March 31, 2014 and December 31, 2013. The Line of Credit contains various restrictive covenants, including limitations on the Company’s ability to pay dividends, enter into a merger or acquisition and the amount of capital expenditures the Company may make in any given fiscal year. As of March 31, 2014, the Company was in compliance with all covenants under the Line of Credit. In May 2014, the Company entered into an amendment, effective in April 2014, to the Line of Credit that, among other things: (1) increased the revolving line of credit from $19.0 million to $25.0 million, (2) amended the interest rate from the bank’s prime rate plus 2.0% to the bank’s prime rate plus 0.25% or, if the Company’s trailing four-quarter EBITDA exceeds $5.0 million, LIBOR plus 2.5%, (3) eliminated a requirement that the Company maintain a minimum cash balance with the bank, (4) replaced the $12.5 million minimum net worth covenant with a $50.0 million tangible net worth covenant (unless the Company maintains a minimum cash balance of $20.0 million, in which case the covenant is waived) and (5) extended the maturity date from April 25, 2014 to April 20, 2016.
6. Long-Term Debt
Long-term debt consists of the following (in thousands):

	March 31, 2014	December 31, 2013
Short-term financing	$965	$2,641
Various notes payable	4,036	4,521
Total long-term debt	5,001	7,162
Less current portion of long-term debt and short-term financing	(2,574)	(4,404)
Long-term debt, net of current portion	$2,427	$2,758
(a) Short-Term Financing
Medical borrows funds from various financial institutions in France on a short-term basis. The funds are typically repaid within 90 days and are collateralized by certain assets of Medical, including accounts receivable. The weighted average interest rate for the short-term balances outstanding at March 31, 2014 and December 31, 2013 was 4.8%.
(b) Various Notes Payable
Medical has loan agreements with six different entities as of March 31, 2014 and December 31, 2013. The amounts of the outstanding loans vary from approximately $73,000 to $1.0 million at March 31, 2014 and $109,000 to $1.1 million at December 31, 2013, and bear interest at rates varying between 2.53% and 4.65% at March 31, 2014 and December 31, 2013. Maturity dates for these loans vary from 2014 to 2019, and the loans are secured by certain assets of Medical.

7. Stock-Based Compensation
(a) Stock Option Activity
A summary of the stock option activity for the Company for the three months ended March 31, 2014 is as follows:

	Shares	Weighted - Average Exercise Price	Weighted - Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)	($000's)
Outstanding - December 31, 2013	1,572,626	$6.17	7.17	$27,413
Options granted	436,126	33.64
Options exercised	(94,114)	2.25
Options forfeited	(444)	8.03
Outstanding - March 31, 2014	1,914,194	$12.62	7.98	$41,553
Options vested and expected to vest at March 31, 2014	1,824,621	$12.62	7.98	$40,392
Options exercisable at March 31, 2014	1,179,560	$4.53	7.98	$35,151
Additional information regarding options follows (in thousands except for per share amounts):

	Three Months Ended March 31,
	2014	2013
Weighted-average grant date fair value per share of options granted during the period	$15.92	$0.46
Aggregate intrinsic value of options exercised during the period	$3,020	$249
The unrecognized compensation expense related to unvested options was $7.1 million and $2.8 million at March 31, 2014 and December 31, 2013, respectively, and is expected to be recognized over a period of approximately 4 years.
(b) Restricted Stock Unit Activity
A summary of the restricted stock unit activity for the Company for the three months ended March 31, 2014 is as follows:

	Units	Weighted - Average Grant Date Fair Value Per Share	Weighted - Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)	($000's)
Unvested - December 31, 2013	—	$—	0.0	$—
Restricted stock units granted	90,000	27.41
Restricted stock units vested	—	—
Restricted stock units forfeited	—	—
Unvested - March 31, 2014	90,000	$27.41	3.8	$3,090
The unrecognized compensation expense related to unvested restricted stock units was $2.3 million at March 31, 2014 and is expected to be recognized over a period of approximately 4 years.

(c) Stock-Based Compensation
The Company’s stock-based compensation expense related to employee stock options, restricted stock units and ESPP awards for the three months ended March 31, 2014 and 2013 was as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Research and development	$117	$14
Sales and marketing	585	32
General and administrative	338	20
Total	$1,040	$66
8. Income Taxes
The following table summarizes the total income tax expense, and the related effective tax rate, for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Income tax expense	157	288
Effective tax rate	(4.7)%	(18.0)%
The provision for income taxes for the three months ended March 31, 2014 and 2013 includes both domestic and foreign income taxes at applicable statutory rates adjusted for non-deductible expenses and other permanent differences. The effective tax rate differs from the statutory rate due to non-deductible expenses, valuation allowance increase and foreign tax rate differentials.
As of March 31, 2014 and December 31, 2013, the Company has no accrued interest or penalties associated with uncertain tax positions. The jurisdictions in which the Company files income taxes include the U.S., France and Brazil. The Company’s returns are not currently under examination by the Internal Revenue Service or other taxing authorities. The Company is subject to income tax examinations for our U.S. federal and state and local income taxes for 2004 and subsequent years and foreign tax examinations for 2006 and subsequent years.
The Company pays income taxes in France related to intercompany sales in the year the sale occurs; however the recognition of tax expense related to intercompany sales is deferred in the consolidated financial statements until the product is sold to an unrelated third party. The deferred income tax charge is included in other current assets in the condensed consolidated balance sheets. As of March 31, 2014 and December 31, 2013, the deferred income tax charge was $2.3 million and $1.5 million, respectively.
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
9. Net Loss Per Share
The Company computes basic net loss per common share by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. During periods of income, the Company allocates participating securities a proportional share of income determined by dividing total weighted average participating securities by the sum of the total weighted average common shares and participating securities (the two-class method). The Company’s restricted stock units and preferred stock participate in any dividends declared by the Company and are therefore considered to be participating securities. During periods of loss, the Company allocates no loss to participating securities because they have no contractual obligation to share in the losses of the Company. Warrants that are liability classified are excluded from the calculation of basic net loss per share. The Company computes diluted net loss per common share after giving consideration to the dilutive effect of the Company’s convertible preferred stock, stock options and warrants that are outstanding during the period and the conversion of the Company’s convertible debt into shares of common stock, except where such would be anti-dilutive. Because the Company reported losses for the periods presented, all potentially dilutive common shares consisting of preferred stock, restricted stock units, stock options, warrants and convertible debt are antidilutive.

Net loss per share for the three months ended March 31, 2014 and 2013 was as follows (in thousands except per share amounts):

	Three Months Ended March 31,
	2014	2013
Numerator
Net loss attributable to common stockholders	$(3,499)	$(1,887)
Denominator
Weighted average shares outstanding - basic	24,084	4,658
Dilutive effect of preferred stock, restricted stock units, options, warrants and convertible debt	—	—
Weighted average shares outstanding - diluted	24,084	4,658
The following common equivalent shares were excluded from the diluted net loss per share calculation as their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2014	2013
Stock options	1,914	1,258
Restricted stock units	90	—
Redeemable convertible preferred stock	—	4,451
Convertible preferred stock	—	6,527
Common stock warrants	—	604
Preferred stock warrants	—	23
10. Commitments and Contingencies
From time to time, the Company may be involved in litigation relating to claims arising out of its ordinary course of business. Management believes that there are no claims or actions pending or threatened against the Company, the ultimate disposition of which would have a material impact on the Company’s financial position, results of operations or cash flows.
11. Segment and Geographic Information
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
The following table represents total sales by geographic area, based on the location of the customer (in thousands):

	Three Months Ended March 31,
	2014	2013
United States	$23,162	$18,587
France	2,934	2,933
Other Countries (1)	4,972	4,322
Total	$31,068	$25,842
__________

(1)	No additional locations are individually significant.

The Company classifies its products into two categories: exclusive technology and traditional fusion products. The following table represents total sales by product category (in thousands):

	Three Months Ended March 31,
	2014	2013
Exclusive technology products	$26,498	$20,881
Traditional fusion products	4,570	4,961
Total	$31,068	$25,842
The following table represents long-lived assets by geographic area (in thousands):

	March 31, 2014	December 31, 2013
United States	$7,599	$7,446
France	4,015	3,615
Other Countries (1)	1,457	1,634
Total	$13,071	$12,695
__________

(1)	No additional locations are individually significant.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with LDR Holding Corporation’s (together with its subsidiaries, “we”,”us”, and “our”) condensed consolidated financial statements and notes thereto included elsewhere in this document and our Annual Report on Form 10-K for the year ended December 31, 2013. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. See “Special Note Regarding Forward-Looking Statements” for further information regarding forward-looking statements.
Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. You can identify these statements by words such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “seeks,” “should,” “will,” or “would” or the negative of these terms or similar expressions. These statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. All of our forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from our expectations. Factors that may cause such differences include, but are not limited to, the risks described under “Risk Factors” in our Annual Report on Form 10-K and those discussed in other documents we file with the SEC.
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
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited interim condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in our other SEC filings, including the audited consolidated financial statements included in our Annual Report on Form 10-K.
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
Sales and Marketing Expenses
Sales and marketing expenses primarily consist of salaries, benefits and other related costs, including stock-based compensation, for personnel employed in sales, marketing, reimbursement, medical education and training departments. In addition, our sales and marketing expenses include commissions and bonuses, generally based on a percentage of sales, to our sales managers, independent sales agencies and direct sales representatives. We provide our implants in kits that consist of a range of implant sizes and include a separate instrument set necessary to complete the surgical procedure. We generally consign our instrument sets to our sales organization or our hospital customers that purchase the implants used in spine surgery. Our sales and marketing expenses include depreciation of these instrument sets. We expect our sales and marketing expenses to continue to increase in absolute dollars with the commercialization of our current and pipeline products and continued investment in our global sales organization, including broadening our relationships with independent sales agencies, expanding exclusivity commitments among our independent sales agencies and international distributors and increasing the number of our direct sales representatives.
General and Administrative Expenses
General and administrative expenses primarily consist of salaries, benefits and other related costs, including stock-based compensation, for personnel employed in finance, legal, compliance, administrative, information technology and human resource departments. General and administrative expenses include facility costs and the 2.3% excise tax on the sale of medical devices in the United States that came into effect on January 1, 2013. General and administrative expenses also include legal expenses related to the development and protection of our intellectual property portfolio. We expect our general and administrative expenses to continue to increase in absolute dollars as we hire additional personnel to support the growth of our business and U.S. medical device excise taxes to increase as our sales volumes increase in the United States. Additionally, we expect to continue to incur increased expenses as a result of being a public company.

Income Tax Expense
We are taxed at the rates applicable within each jurisdiction in which we operate, primarily in the United States, France and Brazil. The composite income tax rate, tax provisions, deferred tax assets and deferred tax liabilities will vary according to the jurisdiction in which profits arise. Tax laws are complex and subject to different interpretations by management and the respective governmental taxing authorities, and require us to exercise judgment in determining our income tax provision, our deferred tax assets and liabilities and the valuation allowance recorded against our net deferred tax assets. Deferred tax assets and liabilities are determined using the enacted tax rates in effect for the years in which those tax assets are expected to be realized. A valuation allowance is established when it is more likely than not that the future realization of all or some of the deferred tax assets will not be achieved. We have recorded a full valuation allowance on our net deferred tax assets in the United States as of March 31, 2014 and 2013 due to uncertainties related to our ability to utilize our deferred tax assets in the foreseeable future.
Results of Operations
The following table sets forth, for the periods indicated, our unaudited results of operations and our unaudited results of operations as a percentage of revenue:

	Three Months Ended March 31,
	2014		2013
	(in thousands)		(in thousands)
Revenue	$31,068	100%	$25,842	100%
Cost of goods sold	5,256	17	4,299	17
Gross profit	25,812	83	21,543	83
Operating expenses:
Research and development	3,394	11	2,329	9
Sales and marketing	18,915	61	15,254	59
General and administrative	6,522	21	4,238	16
Total operating expenses	28,831	93	21,821	84
Operating loss	(3,019)	(10)	(278)	(1)
Total other income (expense), net	(323)	(1)	(1,321)	(5)
Loss before income taxes	(3,342)	(11)	(1,599)	(6)
Income tax expense	(157)	(1)	(288)	(1)
Net loss	$(3,499)	(11)%	$(1,887)	(7)%
Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013
Revenue
The following table sets forth, for the periods indicated, our revenue by product category and geography expressed as dollar amounts and the changes in revenue between the specified periods expressed in dollar amounts and as percentages:

	Three Months Ended March 31,		Change 2014/2013
	2014	2013	$	%
Exclusive technology products	$26,498	$20,881	$5,617	27%
Traditional fusion products	4,570	4,961	(391)	(8)
Total revenue	$31,068	$25,842	$5,226	20%

	Three Months Ended March 31,		Change 2014/2013
	2014	2013	$	%
United States	$23,162	$18,587	$4,575	25%
International	7,906	7,255	651	9
Total revenue	$31,068	$25,842	$5,226	20%
The increase in total revenue in the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was primarily driven by an increase in revenue from our exclusive technology products in the United States, including sales of our Mobi-C product, which was launched in the United States in August 2013, and increased penetration in existing markets through the expansion of our network of independent sales agencies and direct sales representatives. Revenue growth from our exclusive technology products was driven by a 34% increase in revenue from our exclusive cervical products and by a 15% increase in revenue from our exclusive lumbar products. Sales of our exclusive cervical and lumbar products represented 67% and 33% of total exclusive technology revenue, respectively, for the three months ended March 31, 2014.
International revenue increased as a result of increased market penetration in existing territories as well as expansion into one new sales territory.
Cost of Goods Sold
Cost of goods sold was $5.3 million in the three months ended March 31, 2014 compared to $4.3 million in the three months ended March 31, 2013, an increase of $957,000 or 22%. The increase was primarily due to an increase in product costs and freight charges associated with the increase in sales volume.
Research and Development Expenses
Research and development expenses were $3.4 million in the three months ended March 31, 2014 compared to $2.3 million in the three months ended March 31, 2013, an increase of $1.1 million or 46%. The increase was primarily due to our continued investment in research and development, including an increase of $602,000 associated with salaries and benefits of additional research and development personnel, a $103,000 increase in stock-based compensation expense and a $311,000 increase in product testing fees.
Sales and Marketing Expenses
Sales and marketing expenses were $18.9 million in the three months ended March 31, 2014 compared to $15.3 million in the three months ended March 31, 2013, an increase of $3.7 million or 24%. The increase was primarily due to a $3.0 million increase in compensation costs associated with our investments in our sales organization, including hiring of additional direct sales management and marketing personnel, and commissions as a result of the increase in sales volume, a $553,000 increase in stock-based compensation expense and a $159,000 increase in medical training workshops and product launch initiatives.
General and Administrative Expenses
General and administrative expenses were $6.5 million in the three months ended March 31, 2014 compared to $4.2 million in the three months ended March 31, 2013, an increase of $2.3 million or 54%. The increase was primarily due to a $1.0 million increase in employee salaries and benefits associated with the increase in general and administrative personnel, a $318,000 increase in stock-based compensation expense, an additional $462,000 in expenses related to now being a public company, a $188,000 increase in bad debt expense and a $117,000 increase in rent expense associated with our office expansion.
Total Other Income (Expense), net
Total other income (expense), net of $(323,000) in the three months ended March 31, 2014 primarily consisted of $282,000 in interest expense associated with our long-term debt and a $23,000 loss due to the effect of changes in foreign exchange rates on payables and receivables held in currencies other than their functional (local) currency.
Income Tax Expense
Income tax expense was $157,000 in the three months ended March 31, 2014 compared to $288,000 in the three months ended March 31, 2013. Our effective tax rate calculated as a percentage of income before income taxes was (4.7)% for the three months ended March 31, 2014 and (18.0)% for the three months ended March 31, 2013. The change in the effective tax rate was a result of the increase in our overall loss position.
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

The following table presents a reconciliation of net loss to Adjusted EBITDA for the periods presented:

	Three Months Ended March 31,
	2014	2013
Operating loss, as reported	$(3,019)	$(278)
Add back:
Depreciation and amortization	959	957
Stock-based compensation	1,040	66
Adjusted EBITDA	$(1,020)	$745
Liquidity and Capital Resources
The following table summarizes, for the periods indicated, cash flows from operating, investing and financing activities (in thousands):

	Three Months Ended March 31,
	2014	2013
Net cash used in operating activities	$(4,558)	$(3,129)
Net cash used in investing activities	(1,666)	(684)
Net cash used in financing activities	(570)	(323)
Effect of exchange rate on cash	(44)	(32)
Net change in cash and cash equivalents	$(6,838)	$(4,168)
Cash Used in Operating Activities
Net cash used in operating activities was $4.6 million in the three months ended March 31, 2014, compared to $3.1 million in the three months ended March 31, 2013, an increase of $1.4 million. The increase in net cash used in operating activities was primarily attributable to an $1.6 million increase in net loss and a $2.9 million increase in the change in inventory. The increase was partially offset by a $2.1 million decrease in accounts receivable and a $1.1 million net increase in non-cash charges, which includes accretion related to warrants and discounts on long-term debt, depreciation of surgical instruments and cases, provision for excess and obsolete inventories, non-cash interest expense and changes in fair value of common stock warrants.
Cash Used in Investing Activities
Net cash used in investing activities was $1.7 million in the three months ended March 31, 2014 compared to $684,000 in the three months ended March 31, 2013, an increase of $982,000. The increase in net cash used in investing activities was primarily attributable to a $874,000 increase in purchases of instruments and cases during the three months ended March 31, 2014.
Cash Used in Financing Activities
Net cash used in financing activities was $570,000 in the three months ended March 31, 2014 compared to $323,000 in the three months ended March 31, 2013, an increase of $247,000. The increase was primarily attributable to the $1.6 million increase in payments on short-term financings, offset by $1.4 million in proceeds from the Employee Stock Purchase Plan.
Indebtedness
We are party to an amended loan agreement with Comerica Bank, or the Comerica loan agreement, under which we may make periodic borrowings under a revolving line of credit. Borrowings under the line of credit bear interest at Comerica’s prime rate plus 2.0%, which was 5.25% at March 31, 2014. The Comerica loan agreement contains various restrictive covenants, including limitations on our ability to pay dividends, to enter into a merger or acquisition and the amount of capital expenditures we may make in any given fiscal year. As of March 31, 2014, we were in compliance will all covenants under our loan agreement. As of March 31, 2014, we had $18.2 million in borrowings outstanding under the revolving line of credit. In May 2014, we entered into an amendment, effective in April 2014, to the Comerica loan agreement that, among other things: (1) increased the revolving line of credit from $19.0 million to $25.0 million, (2) amended the interest rate from Comerica’s prime rate plus 2.0% to Comerica’s prime rate plus 0.25% or, if our trailing four-quarter EBITDA exceeds $5.0 million, LIBOR plus 2.5%, (3) eliminated a requirement that we maintain a minimum cash balance with Comerica, (4) replaced the $12.5 million minimum net worth covenant with a $50.0 million tangible net worth covenant (unless we maintain a minimum cash balance of $20.0 million, in which case the covenant is waived) and (5) extended the maturity date from April 25, 2014 to April 20, 2016.

We are also party to various loan agreements with six different financial institutions in France. As of March 31, 2014, the amounts of the outstanding loans vary from approximately $73,000 to $1.0 million and bear interest at rates varying from 2.53% to 4.65%. Maturity dates for these loans vary from 2014 to 2019 and are secured by certain assets of Médical. In addition, Médical can borrow funds from various financial institutions in France on a short-term basis. The funds are typically repaid within 90 days and are collateralized by certain assets of Médical, including accounts receivable. The weighted average interest rate for the short-term balances outstanding as of December 31, 2013 and March 31, 2014 was 4.8%.
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
Critical Accounting Policies and Estimates
During the period covered by this Quarterly Report on Form 10-Q there have been no material updates to our significant accounting policies and critical estimates set forth in “Part II—Item 7—Management Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2013.
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
Foreign Exchange Risk
We operate in countries other than the United States, and, therefore, we are exposed to foreign currency risks. Revenue from sales outside of the United States represented approximately 25% of our total revenue in the three months ended March 31, 2014. We bill most direct sales outside of the United States in local currencies, which are comprised of the Euro and the Brazilian Real. Operating expenses related to these sales are largely denominated in the same respective currency, thereby limiting our transaction risk exposure. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not significant. Additionally, we have intercompany foreign transactions between our subsidiaries, which are denominated in currencies other than their functional currency. Fluctuations from the beginning to the end of any given reporting period result in the remeasurement of our intercompany foreign transactions generating transaction gains or losses in the respective period and are reported in total other income (expense), net in our consolidated financial statements. The monetary assets and liabilities of our foreign subsidiaries denominated in other currencies are translated into U.S. dollars at each balance sheet date resulting in a foreign currency translation adjustment reflected in accumulated other comprehensive loss. We recorded foreign currency translation losses of $48,000 in the three months ended March 31, 2014. We do not currently hedge our exposure to foreign currency exchange rate fluctuations; however, we may choose to hedge our exposure in the future.
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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.
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
Item 1A. Risk Factors
There have been no material changes from the risk factors set forth in Part I, Item IA, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on March 4, 2014.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Sale of Unregistered Securities
None.
(b) Use of Proceeds
On October 15, 2013, we completed our initial public offering of 5,750,000 shares of common stock, at a price of $15.00 per share, before underwriting discounts and commissions. The initial public offering generated net proceeds to us of approximately $77.5 million, after deducting underwriting discounts of $6.0 million and expenses of approximately $2.7 million. The offer and sale of all of the shares in the initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-190829), which was declared effective by the SEC on October 8, 2013. The offering commenced as of October 8, 2013 and did not terminate before all of the securities registered under the registration statements were sold. Piper Jaffray, Bryan, Garnier & Co., William Blair, Cowen and Company, JMP Securities, and Stephens Inc. acted as the underwriters.
There have been no material changes in the planned use of proceeds from our initial public offering from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on October 9, 2013.
With the proceeds of the initial public offering, we (i) paid approximately $10.0 million under our loan facility with Escalate Capital Partners, (ii) paid approximately $17.1 million to satisfy obligations to the holders of our Series C preferred stock under the Series C Voting Agreement in which such holders agreed to vote all of their shares of preferred stock in favor of the conversion of preferred stock to common stock in connection with our initial public offering, and (iii) repaid approximately $2.8 million for the portion of our convertible notes that were not converted into shares of our common stock upon the consummation of our initial public offering. Certain of our directors, or affiliates thereof, were holders of Series C preferred stock or holders of convertible notes that were not converted into shares of our common stock upon the consummation of our initial public offering and received a portion of the proceeds generated by the initial public offering.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures.
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

LDR HOLDING CORPORATION

Dated:	May 7, 2014	By:	/s/ Christophe Lavigne
Christophe Lavigne
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	May 7, 2014	By:	/s/ Robert McNamara
Robert McNamara
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Nos.	Description
10.1*	Sixth Amendment to Loan and Security Agreement, dated as of December 20, 2012, by and between Comerica Bank, on the one hand, and LDR Holding Corporation and LDR Spine USA, Inc., on the other hand.
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Label Linkbase Document.
101.PRE*	XBRL Taxonomy Presentation Linkbase Document.
__________
*    Filed herewith.