Form 10-Q
period 2014-06-30
LDR HOLDING CORP
filed 2014-08-07
CIK 1348324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
_____________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                to
Commission File Number: 001-36095
LDR HOLDING CORPORATION
(Exact name of registrant as specified in its charter)
_____________________

Delaware (State or Other Jurisdiction of Incorporation)	20-3933262 (I.R.S. Employer Identification No.)
13785 Research Boulevard, Suite 200 Austin, Texas (Address of Principal Executive Offices)	78750 (Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes  ☒  No
The number of shares outstanding of the Registrant's Common Stock, $0.001 par value, was 25,966,432 as of August 1, 2014.

LDR HOLDING CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
LDR HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30, 2014	December 31, 2013
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$84,283	$56,678
Accounts receivable, net of allowances of $1,251 and $1,493 at June 30, 2014 and December 31, 2013, respectively	23,134	22,193
Inventory, net	23,483	17,690
Other current assets	6,137	4,780
Prepaid expenses	1,132	1,593
Deferred tax asset, current	505	—
Total current assets	138,674	102,934
Property and equipment, net of accumulated depreciation and amortization of $12,645 and $11,056 at June 30, 2014 and December 31, 2013, respectively	13,942	12,695
Goodwill	6,621	6,621
Intangible assets, net of accumulated amortization of $3,047 and $2,764 at June 30, 2014 and December 31, 2013, respectively	3,206	3,073
Restricted cash	—	2,000
Deferred tax assets	—	513
Other assets	181	157
Total assets	$162,624	$127,993
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,285	$8,128
Accrued expenses	16,637	16,324
Line of credit, net of discount	—	18,162
Short-term financing	2,073	2,641
Current portion of long-term debt	1,448	1,763
Deferred tax liabilities, current	—	540
Total current liabilities	30,443	47,558
Line of credit, net of discount	18,166	—
Long-term debt, net of discount and current portion	2,086	2,758
Deferred tax liabilities	692	—
Total liabilities	51,387	50,316
Commitments and contingencies
Stockholders’ equity:
Common stock; $0.001 par value; 107,000,000 shares authorized at June 30, 2014 and December 31, 2013; 25,966,781 shares issued and 25,966,432 shares outstanding at June 30, 2014; 24,076,667 shares issued and outstanding at December 31, 2013	26	24
Treasury stock at cost	(8)	—
Additional paid-in capital	200,853	161,216
Accumulated other comprehensive income	(46)	198
Accumulated deficit	(89,588)	(83,761)
Total stockholders’ equity	111,237	77,677
Total liabilities and stockholders’ equity	$162,624	$127,993
See accompanying notes to unaudited condensed consolidated financial statements.

LDR HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$34,752	$26,579	$65,820	$52,421
Cost of goods sold	5,857	4,169	11,113	8,468
Gross profit	28,895	22,410	54,707	43,953
Operating expenses:
Research and development	3,084	2,413	6,478	4,742
Sales and marketing	20,713	15,697	39,628	30,951
General and administrative	6,893	4,535	13,415	8,773
Total operating expenses	30,690	22,645	59,521	44,466
Operating loss	(1,795)	(235)	(4,814)	(513)
Other operating income (expense):
Other income (expense)	78	(416)	37	45
Interest income	19	3	19	7
Interest expense	(222)	(1,014)	(498)	(2,016)
Accretion related to warrants and discounts on long-term debt	(4)	(340)	(10)	(847)
Change in fair value of common stock warrants	—	(577)	—	(854)
Total other income (expense), net	(129)	(2,344)	(452)	(3,665)
Loss before income taxes	(1,924)	(2,579)	(5,266)	(4,178)
Income tax expense	(404)	(380)	(561)	(668)
Net loss	(2,328)	(2,959)	(5,827)	(4,846)
Other comprehensive loss:
Foreign currency translation	(196)	319	(244)	(439)
Comprehensive loss	$(2,524)	$(2,640)	$(6,071)	$(5,285)
Net loss per common share:
Basic and diluted	$(0.09)	$(0.62)	$(0.24)	$(1.03)
Weighted average number of shares outstanding:
Basic and diluted	24,899,929	4,749,988	24,494,117	4,707,498
See accompanying notes to unaudited condensed consolidated financial statements.

LDR HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Number of Shares	Par Value	Number of Shares	Amount
Balance at December 31, 2013	24,076,667	$24	—	$—	$161,216	$198	$(83,761)	$77,677
Issuance of common stock in a public offering	1,495,000	2	—	—	36,626	—	—	36,628
Underwriting discount and common stock issuance costs	—	—	—	—	(2,632)	—	—	(2,632)
Exercise of common stock options	180,390	—	—	—	523	—	—	523
Issuance of common stock under employee stock purchase plan	214,724	—	—	—	2,737	—	—	2,737
Purchase of treasury stock	—	—	349	(8)	—	—	—	(8)
Stock-based compensation	—	—	—	—	2,383	—	—	2,383
Currency translation adjustment	—	—	—	—	—	(244)	—	(244)
Net loss	—	—	—	—	—	—	(5,827)	(5,827)
Balance at June 30, 2014	25,966,781	$26	349	$(8)	$200,853	$(46)	$(89,588)	$111,237
See accompanying notes to unaudited condensed consolidated financial statements.

LDR HOLDING CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (Unaudited)

	Six Months Ended June 30,
	2014	2013
Operating activities:
Net loss	$(5,827)	$(4,846)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	350	234
Provision for excess and obsolete inventories	396	567
Depreciation and amortization	2,123	1,920
Stock-based compensation	2,383	148
Accretion related to warrants and discounts on long-term debt	10	847
Change in fair value of common stock warrants	—	854
Deferred income tax expense	165	—
Loss on disposal of assets	151	25
Unrealized foreign currency loss	251	(100)
Changes in operating assets and liabilities:
Cash restricted for line of credit agreement	2,000	—
Accounts receivable	(1,272)	(2,836)
Prepaid expenses and other current assets	(951)	(469)
Inventory	(6,254)	(85)
Other assets	(28)	58
Accounts payable	1,809	(1,444)
Accrued expenses	706	1,350
Other long-term liabilities	—	682
Net cash used in operating activities	(3,988)	(3,095)
Investing activities:
Proceeds from sale of property and equipment	12	53
Purchase of intangible assets	(411)	(230)
Purchase of property and equipment	(2,833)	(1,279)
Net cash used in investing activities	(3,232)	(1,456)
Financing activities:
Proceeds from issuance of common stock in public offering	36,628	—
Stock issuance costs	(2,632)	—
Exercise of stock options	523	167
Proceeds from issuance of stock under Employee Stock Purchase Plan	1,761	—
Proceeds from Employee Stock Purchase Plan	72	—
Purchase of treasury stock	(8)	—
Net proceeds (payments) on short-term financings	(511)	1,037
Payments on capital leases	(24)	(12)
Payments on long-term debt	(944)	(934)
Net cash provided by financing activities	34,865	258

LDR HOLDING CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued) (in thousands) (Unaudited)

	Six Months Ended June 30,
	2014	2013
Effect of exchange rate on cash	(40)	(45)
Net change in cash and cash equivalents	27,605	(4,338)
Cash and cash equivalents, beginning of period	56,678	19,135
Cash and cash equivalents, end of period	$84,283	$14,797
Supplemental disclosure of interest and income taxes paid
Cash paid for interest	$557	$1,286
Cash paid for taxes	502	796
Supplemental disclosure of noncash investing and financing activities
Increase in property and equipment in accounts payable	$430	$—
Capital lease related to purchase of fixed assets	50	—
See accompanying notes to unaudited condensed consolidated financial statements.

LDR HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. Organization and Business Description
Description of Business
LDR Holding Corporation (Holding), a Delaware corporation, and its subsidiaries, LDR Spine USA, Inc., LDR Médical, S.A.S (Médical) and LDR Brasil Comercio, Importacao e Exportacao Ltda. (collectively, the Company), operates as a medical device company that designs and commercializes novel and proprietary surgical technologies for the treatment of patients suffering from spine disorders. The Company’s primary products are based on the VerteBRIDGE fusion platform and Mobi non-fusion platform, both of which are designed for applications in the cervical and lumbar spine for both fusion and nonfusion surgical treatments. The Company has offices in Troyes, France; Santo Andre, Brazil; Beijing and Hong Kong, China; Seoul, Korea and in Austin, Texas, which serves the U.S. market and is the corporate headquarters. The primary markets for the Company’s products are the U.S. and Western Europe.
Initial and Follow-On Public Offerings
In October 2013, the Company completed its initial public offering (IPO) of 5,750,000 shares of common stock, including 750,000 shares sold to underwriters for the exercise of their over-allotment option to purchase additional shares, at a price of $15.00 per share, before underwriting discounts and expenses. The IPO generated net proceeds to the Company of approximately $77.5 million, after deducting underwriting discounts and expenses of approximately $8.7 million.
In May 2014 and June 2014, the Company completed its follow-on public offering in which the Company sold 1,495,000 shares, including 195,000 shares sold to underwriters for the exercise of their over-allotment option to purchase additional shares, at a price of $24.50 per share, before underwriting discounts and expenses. The follow-on public offering generated net proceeds to the Company of approximately $34.0 million, after deducting underwriting discounts and expenses of approximately $2.6 million.
2. Significant Accounting Policies
(a) Basis of Presentation
The Company prepared its interim condensed consolidated financial statements in conformity with United States of America generally accepted accounting principles, or GAAP, and the reporting regulations of the Securities and Exchange Commission, or the SEC. They do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying condensed consolidated financial statements include the Company’s accounts and the accounts of its wholly owned subsidiaries. The Company has eliminated all intercompany balances and transactions.
The Company has made estimates and judgments affecting the amounts reported in its condensed consolidated financial statements and the accompanying notes. The actual results that the Company experiences may differ materially from the Company’s estimates. The accounting estimates that require the Company’s most significant, difficult and subjective judgments include:

•	the valuation of inventory;

•	allowance for doubtful accounts and

•	stock-based compensation.
During the second quarter ended June 30, 2014, the Company identified immaterial errors in its previously issued financial statements related to the presentation of purchases of property and equipment with the Condensed Consolidated Statements of Cash Flows. These previously reported amounts inadvertently included property and equipment acquired but unpaid as of the end of the reporting period, which resulted in errors within investing activities with equal and offsetting errors in operating activities. These errors do not impact the Company’s previously reported amounts in its Consolidated Statements of Comprehensive Loss or Condensed Consolidated Balance Sheets for any period. The Company concluded that the errors were not material to any prior financial statements under the guidance of SEC Staff Accounting Bulletin (SAB) No. 99, Materiality.
The Company applied the guidance of SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements, to revise amounts previously presented. During the quarter ended June 30, 2014, the Company corrected this presentation within the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 to correct amounts previously reported for the three months ended March 31, 2014 relating to purchases of property and equipment within investing activities, the change in accounts payable within operating activities and the supplemental non-cash investing and financing activities disclosure of purchases of property and equipment included in ending accounts payable. The adjustment amounted to $0.8 million and resulted in a decrease in cash flows used in investing activities and an increase in cash flows used in operating activities. There was no similar error for the six months ended June 30, 2013.

In connection with the anticipated filing of (i) the Company's Form 10-Q for the third quarter of 2014, (ii) the Form 10-K for the year ended December 31, 2014 and (iii) the Form 10-Q for the first quarter of 2015, additional adjustments will be made to the Company's Consolidated Statements of Cash Flows that will decrease cash used in investing activities and increase cash used in operating activities by approximately (i) $0.6 million for the nine months ended September 30, 2013, (ii) $0.2 million for the year ended December 31, 2013 and (iii) $0.8 million for the three months ended March 31, 2014.
(b) Unaudited Interim Results
In management’s opinion, the unaudited financial information for the interim periods presented includes all adjustments necessary for a fair statement of the results of operations, financial position, and cash flows. All adjustments are of a normal recurring nature unless otherwise disclosed. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year. This interim information should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
(c) Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or FASB, issued ASU No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method and it has not determined the effect of the standard on its ongoing financial reporting.
In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (ASU 2014-12). ASU 2014-12 requires that a performance target that affects vesting of share-based payment awards and that could be achieved after the requisite service period be treated as a performance condition. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. ASU 2014-12 is effective for all entities for interim and annual periods beginning after December 15, 2015, with early adoption permitted. An entity may apply the amendments in ASU 2014-12 either (i) prospectively to all awards granted or modified after the effective date or (ii) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material impact on the Company's consolidated financial condition or results of operations.
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

The carrying amounts of the Company’s financial instruments, which primarily include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximate their fair values due to their short maturities. The carrying amount of the Company’s long-term debt approximates its fair value due to the relatively recent issuances and short maturities. As of June 30, 2014 and December 31, 2013, the fair value of the Company’s borrowings under its revolving credit agreement were categorized as a Level 2 hierarchy and approximated their carrying value based on prevailing market rates for borrowings with similar ratings and maturities.
(e) Inventory
Inventory is carried at the lower of cost or market using the weighted average method, net of an allowance for excess and obsolete inventory. The components of inventory, net of allowance, as of June 30, 2014 and December 31, 2013 are as follows (in thousands):

	June 30, 2014	December 31, 2013
Finished goods	$18,496	$14,452
Work in process	4,375	2,737
Raw materials	612	501
Total	$23,483	$17,690
As of June 30, 2014 and December 31, 2013, inventory held by hospitals and sales agents on behalf of the Company was $6.2 million and $5.8 million, respectively.
The Company reviews the components of its inventory on a periodic basis for excess, obsolete or impaired inventory and records a reserve for items identified. The Company recorded an allowance for excess and obsolete inventory of $3.8 million and $3.5 million as of June 30, 2014 and December 31, 2013, respectively.
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
The Company had no customers that represented greater than 10% of the Company’s trade receivable or revenue balances as of June 30, 2014 and 2013, and for the three and six months ended June 30, 2014 and 2013.
4. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Compensation and other employee related costs	$8,891	$8,715
Contributions withheld for Employee Stock Purchase Plan	72	976
Royalties	1,438	1,184
Clinical and regulatory costs	270	327
Government grants	963	974
Rent	1,960	1,893
Other	3,043	2,255
	$16,637	$16,324

5. Line of Credit
The Company is party to an amended loan agreement with a bank under which it may make periodic borrowings (the Line of Credit) under a revolving line of credit. The Line of Credit contains various restrictive covenants, including limitations on the Company’s ability to pay dividends, enter into a merger or acquisition and the amount of capital expenditures the Company may make in any given fiscal year. In May 2014, the Company entered into an amendment, effective in April 2014, to the Line of Credit that, among other things: (1) increased the revolving line of credit from $19.0 million to $25.0 million, (2) amended the interest rate from the bank’s prime rate plus 2.0% to the bank’s prime rate plus 0.25% or, if the Company’s trailing four-quarter EBITDA exceeds $5.0 million, LIBOR plus 2.5%, (3) eliminated a requirement that the Company maintain a minimum cash balance with the bank, (4) replaced the $12.5 million minimum net worth covenant with a $50.0 million tangible net worth covenant (unless the Company maintains a minimum cash balance of $20.0 million, in which case the covenant is waived) and (5) extended the maturity date from April 25, 2014 to April 29, 2016.
As of June 30, 2014, the Company was in compliance with all covenants under the Line of Credit. The Company’s interest rate on borrowings under the Line of Credit was 3.5% and 5.25% at June 30, 2014 and December 31, 2013, respectively.
6. Long-Term Debt
Long-term debt consists of the following (in thousands):

	June 30, 2014	December 31, 2013
Short-term financing	$2,073	$2,641
Various notes payable	3,534	4,521
Total long-term debt	5,607	7,162
Less current portion of long-term debt and short-term financing	(3,521)	(4,404)
Long-term debt, net of current portion	$2,086	$2,758
(a) Short-Term Financing
Médical borrows funds from various financial institutions in France on a short-term basis. The funds are typically repaid within 90 days and are collateralized by certain assets of Médical, including accounts receivable. The weighted average interest rate for the short-term balances outstanding at June 30, 2014 and December 31, 2013 was 4.8%.
(b) Various Notes Payable
Médical has loan agreements with six different entities as of June 30, 2014 and December 31, 2013. The amounts of the outstanding loans vary from approximately $36,000 to $1.0 million at June 30, 2014 and $109,000 to $1.1 million at December 31, 2013, and bear interest at rates varying between 2.53% and 4.65% at June 30, 2014 and December 31, 2013. Maturity dates for these loans vary from 2014 to 2019, and the loans are secured by certain assets of Médical.

7. Stock-Based Compensation
(a) Stock Option Activity
A summary of the stock option activity for the Company for the six months ended June 30, 2014 is as follows:

	Shares	Weighted - Average Exercise Price	Weighted - Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)	($000's)
Outstanding - December 31, 2013	1,572,626	$6.17	7.17	$27,413
Options granted	659,444	30.26
Options exercised	(180,390)	2.90
Options forfeited	(14,159)	27.05
Outstanding - June 30, 2014	2,037,521	$14.13	8.06	$22,168
Options vested and expected to vest at June 30, 2014	1,944,770	$14.13	8.06	$21,810
Options exercisable at June 30, 2014	1,135,697	$5.37	8.06	$22,305
Additional information regarding options follows (in thousands except for per share amounts):

	Six Months Ended June 30,
	2014	2013
Weighted-average grant date fair value per share of options granted during the period	$14.67	$3.28
Aggregate intrinsic value of options exercised during the period	$3,988	$262
The unrecognized compensation expense related to unvested options was $9.7 million and $2.8 million at June 30, 2014 and December 31, 2013, respectively, and is expected to be recognized over a period of approximately 4 years.
(b) Restricted Stock Unit Activity
A summary of the restricted stock unit activity for the Company for the six months ended June 30, 2014 is as follows:

	Units	Weighted - Average Grant Date Fair Value Per Share	Weighted - Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)	($000's)
Unvested - December 31, 2013	—	$—	0.0	$—
Restricted stock units granted	99,500	27.06
Restricted stock units vested	—	—
Restricted stock units forfeited	—	—
Unvested - June 30, 2014	99,500	$27.06	3.85	$2,488
The unrecognized compensation expense related to unvested restricted stock units was $1.9 million at June 30, 2014 and is expected to be recognized over a period of approximately 4 years.

(c) Stock-Based Compensation
The Company’s stock-based compensation expense related to employee stock options, restricted stock units and ESPP awards for the three and six months ended June 30, 2014 and 2013 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Research and development	$148	$14	$265	$28
Sales and marketing	741	47	1,326	79
General and administrative	454	21	792	41
Total	$1,343	$82	$2,383	$148
8. Income Taxes
The following table summarizes the total income tax expense, and the related effective tax rate, for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Income tax expense	$404	$380	$561	$668
Effective tax rate	(21.0)%	(14.7)%	(10.7)%	(16.0)%
The provision for income taxes for the three and six months ended June 30, 2014 and 2013 includes both domestic and foreign income taxes at applicable statutory rates adjusted for non-deductible expenses and other permanent differences. The effective tax rate differs from the statutory rate due to non-deductible expenses, valuation allowance increase and foreign tax rate differentials.
As of June 30, 2014 and December 31, 2013, the Company has no accrued interest or penalties associated with uncertain tax positions. The jurisdictions in which the Company files income taxes include the U.S., France and Brazil. The Company’s returns are not currently under examination by the Internal Revenue Service or other taxing authorities. The Company is subject to income tax examinations for the Company’s U.S. federal and state and local income taxes for 2004 and subsequent years and foreign tax examinations for 2006 and subsequent years.
The Company pays income taxes in France related to intercompany sales in the year the sale occurs; however the recognition of tax expense related to intercompany sales is deferred in the consolidated financial statements until the product is sold to an unrelated third party. The deferred income tax charge is included in other current assets in the condensed consolidated balance sheets. As of June 30, 2014 and December 31, 2013, the deferred income tax charge was $3.0 million and $1.5 million, respectively.
Earnings occurring outside the U.S. are deemed to be indefinitely reinvested outside of the U.S. to support the Company’s foreign operations. As a result, the Company continues to accumulate earnings overseas for investment in the Company’s business outside the U.S. and to use cash generated from U.S. operations and short- and long-term borrowings to meet the Company’s U.S. cash needs. Should the Company require more capital in the U.S. than is generated by the Company’s domestic operations, the Company could elect to repatriate earnings from the Company’s non-U.S. subsidiaries or raise additional capital in the U.S. through debt or equity issuances. These alternatives could result in higher effective tax rates, increased interest expense, or other dilution of the Company’s earnings. The Company has not estimated the deferred tax liabilities associated with the Company’s permanently reinvested earnings as it is impractical to do so.

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
Net loss per share for the three and six months ended June 30, 2014 and 2013 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator
Net loss attributable to common stockholders	$(2,328)	$(2,959)	$(5,827)	$(4,846)
Denominator
Weighted average shares outstanding - basic	24,900	4,750	24,494	4,707
Dilutive effect of preferred stock, restricted stock units, options, warrants and convertible debt	—	—	—	—
Weighted average shares outstanding - diluted	24,900	4,750	24,494	4,707
The following common equivalent shares were excluded from the diluted net loss per share calculation as their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Stock options	2,038	1,277	2,038	1,277
Restricted stock units	100	—	100	—
Redeemable convertible preferred stock	—	4,451	—	4,451
Convertible preferred stock	—	6,527	—	6,527
Common stock warrants	—	604	—	604
Preferred stock warrants	—	23	—	23
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

The following table represents total sales by geographic area, based on the location of the customer (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
United States	$26,341	$18,810	$49,503	$37,397
France	3,312	2,944	6,632	5,877
Other Countries (1)	5,099	4,825	9,685	9,147
Total	$34,752	$26,579	$65,820	$52,421
__________

(1)	No additional locations are individually significant.
The Company classifies its products into two categories: exclusive technology and traditional fusion products. The following table represents total sales by product category (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Exclusive technology products	$30,395	$21,568	$57,067	$42,449
Traditional fusion products	4,357	5,011	8,753	9,972
Total	$34,752	$26,579	$65,820	$52,421
The following table represents long-lived assets by geographic area (in thousands):

	June 30, 2014	December 31, 2013
United States	$8,639	$7,446
France	3,846	3,615
Other Countries (1)	1,457	1,634
Total	$13,942	$12,695
__________

(1)	No additional locations are individually significant.

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

Income Tax Expense
We are taxed at the rates applicable within each jurisdiction in which we operate, primarily in the United States, France and Brazil. The composite income tax rate, tax provisions, deferred tax assets and deferred tax liabilities will vary according to the jurisdiction in which profits arise. Tax laws are complex and subject to different interpretations by management and the respective governmental taxing authorities, and require us to exercise judgment in determining our income tax provision, our deferred tax assets and liabilities and the valuation allowance recorded against our net deferred tax assets. Deferred tax assets and liabilities are determined using the enacted tax rates in effect for the years in which those tax assets are expected to be realized. A valuation allowance is established when it is more likely than not that the future realization of all or some of the deferred tax assets will not be achieved. We have recorded a full valuation allowance on our net deferred tax assets in the United States as of June 30, 2014 and December 31, 2013 due to uncertainties related to our ability to utilize our deferred tax assets in the foreseeable future.
Results of Operations
The following table sets forth, for the periods indicated, our unaudited results of operations and our unaudited results of operations as a percentage of revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
	(in thousands)		(in thousands)		(in thousands)		(in thousands)
Revenue	$34,752	100%	$26,579	100%	$65,820	100%	$52,421	100%
Cost of goods sold	5,857	17	4,169	16	11,113	17	8,468	16
Gross profit	28,895	83	22,410	84	54,707	83	43,953	84
Operating expenses:
Research and development	3,084	9	2,413	9	6,478	10	4,742	9
Sales and marketing	20,713	60	15,697	59	39,628	60	30,951	59
General and administrative	6,893	20	4,535	17	13,415	20	8,773	17
Total operating expenses	30,690	88	22,645	85	59,521	90	44,466	85
Operating loss	(1,795)	(5)	(235)	(1)	(4,814)	(7)	(513)	(1)
Total other income (expense), net	(129)	—	(2,344)	(9)	(452)	(1)	(3,665)	(7)
Loss before income taxes	(1,924)	(6)	(2,579)	(10)	(5,266)	(8)	(4,178)	(8)
Income tax expense	(404)	(1)	(380)	(1)	(561)	(1)	(668)	(1)
Net loss	$(2,328)	(7)%	$(2,959)	(11)%	$(5,827)	(9)%	$(4,846)	(9)%
Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013
Revenue
The following table sets forth, for the periods indicated, our revenue by product category and geography expressed as dollar amounts and the changes in revenue between the specified periods expressed in dollar amounts and as percentages:

	Three Months Ended June 30,		Change 2014/2013
	2014	2013	$	%
Exclusive technology products	$30,395	$21,568	$8,827	41%
Traditional fusion products	4,357	5,011	(654)	(13)
Total revenue	$34,752	$26,579	$8,173	31%

	Three Months Ended June 30,		Change 2014/2013
	2014	2013	$	%
United States	$26,341	$18,810	$7,531	40%
International	8,411	7,769	642	8
Total revenue	$34,752	$26,579	$8,173	31%
The increase in total revenue in the three months ended June 30, 2014 compared to the three months ended June 30, 2013 was primarily driven by an increase in revenue from our exclusive technology products in the United States, including sales of our Mobi-C product, which was launched in the United States in August 2013, and increased penetration in existing markets through the expansion of our network of independent sales agencies and direct sales representatives. Revenue growth from our exclusive technology products was driven by a 47% increase in revenue from our exclusive cervical products and by a 29% increase in revenue from our exclusive lumbar products. Sales of our exclusive cervical and lumbar products represented 69% and 31% of total exclusive technology revenue, respectively, for the three months ended June 30, 2014.
International revenue increased as a result of increased market penetration in existing territories as well as expansion into one new sales territory.
Cost of Goods Sold
Cost of goods sold was $5.9 million in the three months ended June 30, 2014 compared to $4.2 million in the three months ended June 30, 2013, an increase of $1.7 million or 40%. The increase was primarily due to an increase in product costs and freight charges associated with the increase in sales volume.
Research and Development Expenses
Research and development expenses were $3.1 million in the three months ended June 30, 2014 compared to $2.4 million in the three months ended June 30, 2013, an increase of $671,000 or 28%. The increase was primarily due to our continued investment in research and development, including an increase of $316,000 associated with salaries and benefits of additional research and development personnel, a $134,000 increase in stock-based compensation expense and a $153,000 increase in fees and expenses associated with product testing and clinical trials.
Sales and Marketing Expenses
Sales and marketing expenses were $20.7 million in the three months ended June 30, 2014 compared to $15.7 million in the three months ended June 30, 2013, an increase of $5.0 million or 32%. The increase was primarily due to a $2.9 million increase in compensation costs associated with our investments in our sales organization, including hiring of additional direct sales management and marketing personnel, and commissions as a result of the increase in sales volume, a $694,000 increase in stock-based compensation expense, a $1.1 million increase in expenses associated with medical training workshops and product launch initiatives and a $257,000 increase in depreciation expense and other expenses associated with our instrument sets and cases.
General and Administrative Expenses
General and administrative expenses were $6.9 million in the three months ended June 30, 2014 compared to $4.5 million in the three months ended June 30, 2013, an increase of $2.4 million or 52%. The increase was primarily due to a $954,000 increase in employee salaries and benefits associated with the increase in general and administrative personnel, a $433,000 increase in stock-based compensation expense, an additional $279,000 in expenses related to now being a public company, and a $270,000 increase in professional fees associated with general corporate initiatives.
Total Other Income (Expense), net
Total other income (expense), net of $(129,000) in the three months ended June 30, 2014 primarily consisted of $222,000 in interest expense associated with our long-term debt and a $151,000 loss on disposal of assets, offset by a $200,000 gain due to the effect of changes in foreign exchange rates on payables and receivables held in currencies other than their functional (local) currency.
Income Tax Expense
Income tax expense was $404,000 in the three months ended June 30, 2014 compared to $380,000 in the three months ended June 30, 2013. Our effective tax rate calculated as a percentage of income before income taxes was (21.0)% for the three months ended June 30, 2014 and (14.7)% for the three months ended June 30, 2013. The change in the effective tax rate was a result of the increase in our overall loss position.

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013
Revenue
The following table sets forth, for the periods indicated, our revenue by product category and geography expressed as dollar amounts and the changes in revenue between the specified periods expressed in dollar amounts and as percentages:

	Six Months Ended June 30,		Change 2014/2013
	2014	2013	$	%
Exclusive technology products	$57,067	$42,449	$14,618	34%
Traditional fusion products	8,753	9,972	(1,219)	(12)
Total revenue	$65,820	$52,421	$13,399	26%

	Six Months Ended June 30,		Change 2014/2013
	2014	2013	$	%
United States	$49,503	$37,397	$12,106	32%
International	16,317	15,024	1,293	9
Total revenue	$65,820	$52,421	$13,399	26%
The increase in total revenue in the six months ended June 30, 2014 compared to the six months ended June 30, 2013 was primarily driven by an increase in revenue from our exclusive technology products in the United States, including sales of our Mobi-C product, which was launched in the United States in August 2013, and increased penetration in existing markets through the expansion of our network of independent sales agencies and direct sales representatives. Revenue growth from our exclusive technology products was driven by a 41% increase in revenue from our exclusive cervical products and by a 22% increase in revenue from our exclusive lumbar products. Sales of our exclusive cervical and lumbar products represented 68% and 32% of total exclusive technology revenue, respectively, for the six months ended June 30, 2014.
International revenue increased as a result of increased market penetration in existing territories as well as expansion into one new sales territory.
Cost of Goods Sold
Cost of goods sold was $11.1 million in the six months ended June 30, 2014 compared to $8.5 million in the six months ended June 30, 2013, an increase of $2.6 million or 31%. The increase was primarily due to an increase in product costs and freight charges associated with the increase in sales volume.
Research and Development Expenses
Research and development expenses were $6.5 million in the six months ended June 30, 2014 compared to $4.7 million in the six months ended June 30, 2013, an increase of $1.7 million or 37%. The increase was primarily due to our continued investment in research and development, including an increase of $869,000 associated with salaries and benefits of additional research and development personnel, a $237,000 increase in stock-based compensation expense and a $497,000 increase in fees and expenses associated with product testing and clinical trials.
Sales and Marketing Expenses
Sales and marketing expenses were $39.6 million in the six months ended June 30, 2014 compared to $31.0 million in the six months ended June 30, 2013, an increase of $8.7 million or 28%. The increase was primarily due to a $5.8 million increase in compensation costs associated with our investments in our sales organization, including hiring of additional direct sales management and marketing personnel, and commissions as a result of the increase in sales volume, a $1.2 million increase in stock-based compensation expense, a $1.4 million increase in expenses associated with medical training workshops and product launch initiatives and a $326,000 increase in depreciation expense and other expenses associated with our instrument sets and cases.
General and Administrative Expenses
General and administrative expenses were $13.4 million in the six months ended June 30, 2014 compared to $8.8 million in the six months ended June 30, 2013, an increase of $4.6 million or 53%. The increase was primarily due to a $1.9 million increase in employee salaries and benefits associated with the increase in general and administrative personnel, a $751,000 increase in stock-based compensation expense, an additional $551,000 in expenses related to now being a public company, a $211,000 increase in bad debt expense, a $153,000 increase in rent expense associated with our office expansion and a $372,000 increase in professional fees associated with general corporate initiatives.

Total Other Income (Expense), net
Total other income (expense), net of $(452,000) in the six months ended June 30, 2014 primarily consisted of $498,000 in interest expense associated with our long-term debt.
Income Tax Expense
Income tax expense was $561,000 in the six months ended June 30, 2014 compared to $668,000 in the six months ended June 30, 2013. Our effective tax rate calculated as a percentage of income before income taxes was (10.7)% for the six months ended June 30, 2014 and (16.0)% for the six months ended June 30, 2013. The change in the effective tax rate was a result of the increase in our overall loss position.
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
The following table presents a reconciliation of net loss to Adjusted EBITDA for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operating loss, as reported	$(1,795)	$(235)	$(4,814)	$(513)
Add back:
Depreciation and amortization	1,164	963	2,123	1,920
Stock-based compensation	1,343	82	2,383	148
Adjusted EBITDA	$712	$810	$(308)	$1,555
Liquidity and Capital Resources
The following table summarizes, for the periods indicated, cash flows from operating, investing and financing activities (in thousands):

	Six Months Ended June 30,
	2014	2013
Net cash used in operating activities	$(3,988)	$(3,095)
Net cash used in investing activities	(3,232)	(1,456)
Net cash provided by financing activities	34,865	258
Effect of exchange rate on cash	(40)	(45)
Net change in cash and cash equivalents	$27,605	$(4,338)
Cash Used in Operating Activities
Net cash used in operating activities was $4.0 million in the six months ended June 30, 2014, compared to $3.1 million in the six months ended June 30, 2013, an increase of $893,000. The increase in net cash used in operating activities was primarily attributable to an $1.0 million increase in net loss, a $6.2 million increase in the change in inventory, a $482,000 increase in prepaid expenses and other current assets and a $682,000 decrease in other long-term liabilities. The increase was partially offset by the elimination of the requirement to maintain a $2.0 million balance in restricted cash, a $1.6 million decrease in accounts receivable and a $1.3 million net increase in non-cash charges, which includes accretion related to warrants and discounts on long-term debt, depreciation of surgical instruments and cases, provision for excess and obsolete inventories, non-cash interest expense and changes in fair value of common stock warrants.

Cash Used in Investing Activities
Net cash used in investing activities was $3.2 million in the six months ended June 30, 2014 compared to $1.5 million in the six months ended June 30, 2013, an increase of $1.8 million. The increase in net cash used in investing activities was primarily attributable to a $1.6 million increase in purchases of instruments and cases during the six months ended June 30, 2014.
Cash Provided by Financing Activities
Net cash provided by financing activities was $34.9 million in the six months ended June 30, 2014 compared to $258,000 in the six months ended June 30, 2013, an increase of $34.6 million. The increase was primarily attributable to the $36.6 million raised during our follow-on public offering and $356,000 in proceeds from the exercise of stock options. These increases were partially offset by $2.6 million in stock offering costs and an $1.5 million increase in payments on short-term financings.
Indebtedness
We are party to an amended loan agreement with Comerica Bank, or the Comerica loan agreement, under which we may make periodic borrowings under a revolving line of credit. The Comerica loan agreement contains various restrictive covenants, including limitations on our ability to pay dividends, to enter into a merger or acquisition and the amount of capital expenditures we may make in any given fiscal year. As of June 30, 2014, we were in compliance will all covenants under our loan agreement. As of June 30, 2014, we had $18.2 million in borrowings outstanding under the revolving line of credit. In May 2014, we entered into an amendment, effective in April 2014, to the Comerica loan agreement that, among other things: (1) increased the revolving line of credit from $19.0 million to $25.0 million, (2) amended the interest rate from Comerica’s prime rate plus 2.0% to Comerica’s prime rate plus 0.25% or, if our trailing four-quarter EBITDA exceeds $5.0 million, LIBOR plus 2.5%, (3) eliminated a requirement that we maintain a minimum cash balance with Comerica, (4) replaced the $12.5 million minimum net worth covenant with a $50.0 million tangible net worth covenant (unless we maintain a minimum cash balance of $20.0 million, in which case the covenant is waived) and (5) extended the maturity date from April 25, 2014 to April 29, 2016. Our interest rate on borrowings under the Comerica loan agreement was 3.5% on June 30, 2014.
We are also party to various loan agreements with six different financial institutions in France. As of June 30, 2014, the amounts of the outstanding loans vary from approximately $36,000 to $1.0 million and bear interest at rates varying from 2.53% to 4.65%. Maturity dates for these loans vary from 2014 to 2019 and are secured by certain assets of Médical. In addition, Médical can borrow funds from various financial institutions in France on a short-term basis. The funds are typically repaid within 90 days and are collateralized by certain assets of Médical, including accounts receivable. The weighted average interest rate for the short-term balances outstanding as of December 31, 2013 and June 30, 2014 was 4.8%.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or FASB, issued ASU No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for us on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method and have not determined the effect of the standard on our ongoing financial reporting.
In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (ASU 2014-12). ASU 2014-12 requires that a performance target that affects vesting of share-based payment awards and that could be achieved after the requisite service period be treated as a performance condition. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. ASU 2014-12 is effective for all entities for interim and annual periods beginning after December 15, 2015, with early adoption permitted. An entity may apply the amendments in ASU 2014-12 either (i) prospectively to all awards granted or modified after the effective date or (ii) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material impact on our consolidated financial condition or results of operations.
Implications of Being an Emerging Growth Company
As a company with less than $1.0 billion in revenue during our last fiscal year, we qualify as an “emerging growth company” as defined in the Jumpstart our Business Startups Act of 2012, or the JOBS Act. An emerging growth company may take advantage of specified reduced reporting requirements and is relieved of certain other significant requirements that are otherwise generally applicable to public companies. As an emerging growth company,

•	we may present only two years of audited financial statements and only two years of related Management’s Discussion & Analysis of Financial Condition and Results of Operations;

•	we are exempt from the requirement to obtain an attestation and report from our auditors on the assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002;

•	we are permitted to provide less extensive disclosure about our executive compensation arrangements;

•	we are not required to give our stockholders non-binding advisory votes on executive compensation or golden parachute arrangements; and

•	we have elected to use an extended transition period for complying with new or revised accounting standards.
 We may take advantage of these provisions until the last day of our fiscal year following the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective registration statement under the Securities Act of 1933, as amended, or the Securities Act, which such fifth anniversary will occur in 2018. However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” our annual gross revenues exceed $1.0 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period, we will cease to be an emerging growth company prior to the end of such five-year period.
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

Foreign Exchange Risk
We operate in countries other than the United States, and, therefore, we are exposed to foreign currency risks. Revenue from sales outside of the United States represented approximately 25% of our total revenue in the six months ended June 30, 2014. We bill most direct sales outside of the United States in local currencies, which are comprised of the Euro and the Brazilian Real. Operating expenses related to these sales are largely denominated in the same respective currency, thereby limiting our transaction risk exposure. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not significant. Additionally, we have intercompany foreign transactions between our subsidiaries, which are denominated in currencies other than their functional currency. Fluctuations from the beginning to the end of any given reporting period result in the remeasurement of our intercompany foreign transactions generating transaction gains or losses in the respective period and are reported in total other income (expense), net in our consolidated financial statements. The monetary assets and liabilities of our foreign subsidiaries denominated in other currencies are translated into U.S. dollars at each balance sheet date resulting in a foreign currency translation adjustment reflected in accumulated other comprehensive loss. We recorded foreign currency translation losses of $244,000 in the six months ended June 30, 2014. We do not currently hedge our exposure to foreign currency exchange rate fluctuations; however, we may choose to hedge our exposure in the future.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.
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
On June 5, 2014, we issued 349 shares of our common stock to a former employee of our French subsidiary, LDR Médical S.A.S., or Médical, in connection with the former employee’s exercise of warrants to purchase shares of capital stock of Médical. Pursuant to the second amended and restated put-call agreement between the Company, Médical and Médical’s equityholders, each share of capital stock of Médical that the former employee received upon exercise of Médical warrants was immediately exchanged for 5.80087 shares of our common stock. This issuance of shares of our common stock was not registered under the Securities Act of 1933, as amended, or the Securities Act, or any state securities laws. With respect to such issuance, we relied on the exemption from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof and the rules and regulations promulgated thereunder.
(b) Use of Proceeds
Initial Public Offering
On October 15, 2013, we completed our initial public offering of 5,750,000 shares of common stock, including 750,000 shares sold to underwriters for the exercise of their over-allotment option to purchase additional shares, at a price of $15.00 per share, before underwriting discounts and commissions. The initial public offering generated net proceeds to us of approximately $77.5 million, after deducting underwriting discounts of $6.0 million and expenses of approximately $2.7 million. The offer and sale of all of the shares in the initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-190829), which was declared effective by the SEC on October 8, 2013. The offering commenced as of October 8, 2013 and did not terminate before all of the securities registered under the registration statements were sold. Piper Jaffray & Co., Bryan, Garnier & Co., William Blair & Company, Cowen and Company, LLC, JMP Securities LLC, and Stephens Inc. acted as the underwriters.
With the proceeds of our initial public offering, we (i) paid approximately $10.0 million under our loan facility with Escalate Capital Partners, (ii) paid approximately $17.1 million to satisfy obligations to the holders of our Series C preferred stock under the Series C Voting Agreement in which such holders agreed to vote all of their shares of preferred stock in favor of the conversion of preferred stock to common stock in connection with our initial public offering, and (iii) repaid approximately $2.8 million for the portion of our convertible notes that were not converted into shares of our common stock upon the consummation of our initial public offering. Certain of our directors, or affiliates thereof, were holders of Series C preferred stock or holders of convertible notes that were not converted into shares of our common stock upon the consummation of our initial public offering and received a portion of the proceeds generated by the initial public offering.
There have been no material changes in the planned use of proceeds from our initial public offering from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on October 9, 2013.
Follow-On Public Offering
In May 2014 and June 2014, we completed our follow-on public offering whereby we sold 1,495,000 shares of common stock, including 195,000 shares sold to underwriters for the exercise of their over-allotment option to purchase additional shares from us, at a price of $24.50 per share, before underwriting discounts and commissions. The follow-on public offering generated net proceeds of approximately $34.0 million, after deducting underwriting discounts and expenses of approximately $2.6 million. The offer and sale of all of the shares in the follow-on public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-194994), which was declared effective by the SEC on May 14, 2014. The offering commenced as of May 14, 2014 and did not terminate before all of the securities registered under the registration statement were sold. Piper Jaffray & Co., William Blair & Company, L.L.C., Cowen and Company, LLC, RBC Capital Markets, LLC, JMP Securities LLC, Stephens Inc. and Bryan, Garnier & Co. acted as the underwriters.

There have been no material changes in the planned use of proceeds from our follow-on public offering from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on May 15, 2014.
(c) Issuer’s Purchases of Equity Securities
The following table summarizes the repurchases we made of our common stock during the three months ended June 30, 2014:

Calendar Month	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April	—		$—	—	$—
May	—		—	—	—
June	349	(a)	23.34	—	—
Total	349		$23.34	—	$—
__________

(a)	Consists of 349 shares of our common stock that we repurchased from a former employee of our French subsidiary, LDR Médical S.A.S., on June 5, 2014.
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

LDR HOLDING CORPORATION

Dated:	August 7, 2014	By:	/s/ Christophe Lavigne
Christophe Lavigne
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	August 7, 2014	By:	/s/ Robert McNamara
Robert McNamara
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Nos.	Description
10.1*	Amended and Restated Non-Employee Independent Director Compensation Policy.
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Label Linkbase Document.
101.PRE*	XBRL Taxonomy Presentation Linkbase Document.
__________
*    Filed herewith.