Form 10-Q
period 2014-09-30
LDR HOLDING CORP
filed 2014-11-06
CIK 1348324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
_____________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes  ☒  No
The number of shares outstanding of the Registrant's Common Stock, $0.001 par value, was 26,056,690 as of October 31, 2014.

LDR HOLDING CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
LDR HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30, 2014	December 31, 2013
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$83,036	$56,678
Accounts receivable, net of allowances of $1,289 and $1,493 at September 30, 2014 and December 31, 2013, respectively	23,596	22,193
Inventory, net	23,557	17,690
Other current assets	6,151	4,780
Prepaid expenses	1,574	1,593
Deferred tax asset, current	431	—
Total current assets	138,345	102,934
Property and equipment, net of accumulated depreciation and amortization of $13,081 and $11,056 at September 30, 2014 and December 31, 2013, respectively	15,363	12,695
Goodwill	6,621	6,621
Intangible assets, net of accumulated amortization of $2,990 and $2,764 at September 30, 2014 and December 31, 2013, respectively	2,990	3,073
Restricted cash	—	2,000
Deferred tax assets	—	513
Other assets	175	157
Total assets	$163,494	$127,993
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,173	$8,128
Accrued expenses	19,954	16,324
Line of credit, net of discount	—	18,162
Short-term financing	4,004	2,641
Current portion of long-term debt	1,172	1,763
Deferred tax liabilities, current	—	540
Total current liabilities	34,303	47,558
Line of credit, net of discount	18,166	—
Long-term debt, net of discount and current portion	1,673	2,758
Deferred tax liabilities	600	—
Total liabilities	54,742	50,316
Commitments and contingencies
Stockholders’ equity:
Common stock; $0.001 par value; 107,000,000 shares authorized at September 30, 2014 and December 31, 2013; 26,057,039 shares issued and 26,056,690 shares outstanding at September 30, 2014; 24,076,667 shares issued and outstanding at December 31, 2013	26	24
Treasury stock at cost	(8)	—
Additional paid-in capital	202,547	161,216
Accumulated other comprehensive income (loss)	(2,206)	198
Accumulated deficit	(91,607)	(83,761)
Total stockholders’ equity	108,752	77,677
Total liabilities and stockholders’ equity	$163,494	$127,993
See accompanying notes to unaudited condensed consolidated financial statements.

LDR HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$35,901	$27,195	$101,721	$79,616
Cost of goods sold	6,462	4,093	17,575	12,561
Gross profit	29,439	23,102	84,146	67,055
Operating expenses:
Research and development	2,831	2,473	9,309	7,215
Sales and marketing	21,610	16,810	61,238	47,761
General and administrative	7,238	4,725	20,653	13,498
Total operating expenses	31,679	24,008	91,200	68,474
Operating loss	(2,240)	(906)	(7,054)	(1,419)
Other operating income (expense):
Other income (expense)	1,366	(523)	1,403	(478)
Interest income	2	3	21	10
Interest expense	(207)	(1,010)	(705)	(3,026)
Accretion related to warrants and discounts on long-term debt	(4)	(506)	(14)	(1,353)
Change in fair value of common stock warrants	—	(4,739)	—	(5,593)
Total other income (expense), net	1,157	(6,775)	705	(10,440)
Loss before income taxes	(1,083)	(7,681)	(6,349)	(11,859)
Income tax expense	(936)	(303)	(1,497)	(971)
Net loss	(2,019)	(7,984)	(7,846)	(12,830)
Other comprehensive loss:
Foreign currency translation	(2,160)	984	(2,404)	545
Comprehensive loss	$(4,179)	$(7,000)	$(10,250)	$(12,285)
Net loss per common share:
Basic and diluted	$(0.08)	$(1.68)	$(0.31)	$(2.72)
Weighted average number of shares outstanding:
Basic and diluted	26,011,393	4,754,997	25,005,434	4,721,601
See accompanying notes to unaudited condensed consolidated financial statements.

LDR HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Number of Shares	Par Value	Number of Shares	Amount
Balance at December 31, 2013	24,076,667	$24	—	$—	$161,216	$198	$(83,761)	$77,677
Issuance of common stock in a public offering	1,495,000	2	—	—	36,626	—	—	36,628
Underwriting discount and common stock issuance costs	—	—	—	—	(2,640)	—	—	(2,640)
Exercise of common stock options	270,648	—	—	—	968	—	—	968
Issuance of common stock under employee stock purchase plan	214,724	—	—	—	2,737	—	—	2,737
Purchase of treasury stock	—	—	349	(8)	—	—	—	(8)
Stock-based compensation	—	—	—	—	3,640	—	—	3,640
Currency translation adjustment	—	—	—	—	—	(2,404)	—	(2,404)
Net loss	—	—	—	—	—	—	(7,846)	(7,846)
Balance at September 30, 2014	26,057,039	$26	349	$(8)	$202,547	$(2,206)	$(91,607)	$108,752
See accompanying notes to unaudited condensed consolidated financial statements.

LDR HOLDING CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (Unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating activities:
Net loss	$(7,846)	$(12,830)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	470	375
Provision for excess and obsolete inventories	957	789
Depreciation and amortization	3,349	2,930
Stock-based compensation	3,640	498
Accretion related to warrants and discounts on long-term debt	14	1,353
Change in fair value of common stock warrants	—	5,593
Deferred income tax expense	174	—
Loss on disposal of assets	199	38
Unrealized foreign currency (gain) loss	(1,207)	415
Changes in operating assets and liabilities:
Cash restricted for line of credit agreement	2,000	—
Accounts receivable	(2,258)	(2,675)
Prepaid expenses and other current assets	(1,792)	(2,013)
Inventory	(7,814)	29
Other assets	(24)	341
Accounts payable	410	(2,337)
Accrued expenses	4,549	2,285
Other long-term liabilities	—	1,030
Net cash used in operating activities	(5,179)	(4,179)
Investing activities:
Proceeds from sale of property and equipment	15	53
Purchase of intangible assets	(565)	(374)
Purchase of property and equipment	(4,892)	(2,006)
Net cash used in investing activities	(5,442)	(2,327)
Financing activities:
Proceeds from issuance of common stock in public offering	36,628	—
Stock issuance costs	(2,640)	—
Exercise of stock options	968	175
Proceeds from issuance of stock under Employee Stock Purchase Plan	1,761	—
Proceeds from Employee Stock Purchase Plan	281	—
Purchase of treasury stock	(8)	—
Net proceeds (payments) on short-term financings	1,589	921
Payments on line of credit	—	(778)
Payments on capital leases	(33)	(16)
Payments on long-term debt	(1,405)	(1,408)
Net cash provided by (used in) financing activities	37,141	(1,106)

LDR HOLDING CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued) (in thousands) (Unaudited)

	Nine Months Ended September 30,
	2014	2013
Effect of exchange rate on cash	(162)	109
Net change in cash and cash equivalents	26,358	(7,503)
Cash and cash equivalents, beginning of period	56,678	19,135
Cash and cash equivalents, end of period	$83,036	$11,632
Supplemental disclosure of interest and income taxes paid
Cash paid for interest	$751	$1,950
Cash paid for taxes	740	1,186
Supplemental disclosure of noncash investing and financing activities
Increase in property and equipment in accounts payable	$874	$607
Capital lease related to purchase of fixed assets	50	—
See accompanying notes to unaudited condensed consolidated financial statements.

LDR HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. Organization and Business Description
Description of Business
LDR Holding Corporation (Holding), a Delaware corporation, and its subsidiaries, LDR Spine USA, Inc., LDR Médical, S.A.S (Médical) and LDR Brasil Comercio, Importacao e Exportacao Ltda. (collectively, the Company), operates as a medical device company that designs and commercializes novel and proprietary surgical technologies for the treatment of patients suffering from spine disorders. The Company’s primary products are based on the VerteBRIDGE® fusion platform and Mobi® non-fusion platform, both of which are designed for applications in the cervical and lumbar spine for both fusion and nonfusion surgical treatments. The Company has offices in Troyes, France; Santo Andre, Brazil; Beijing and Hong Kong, China; Seoul, Korea and in Austin, Texas, which serves the U.S. market and is the corporate headquarters. The primary markets for the Company’s products are the U.S. and Western Europe.
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
During the quarter ended June 30, 2014, the Company identified immaterial errors in its previously issued financial statements related to the presentation of purchases of property and equipment with the Condensed Consolidated Statements of Cash Flows. These previously reported amounts included property and equipment acquired but unpaid as of the end of the reporting period, which resulted in errors within investing activities with equal and offsetting errors in operating activities. These errors do not impact the Company’s previously reported amounts in its Consolidated Statements of Comprehensive Loss or Condensed Consolidated Balance Sheets for any period. The Company concluded that the errors were not material to any prior financial statements under the guidance of SEC Staff Accounting Bulletin (SAB) No. 99, Materiality.
The Company applied the guidance of SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements, to revise amounts previously presented. During the quarter ended June 30, 2014, the Company corrected this presentation within the Condensed Consolidated Statements of Cash Flows for the six

months ended June 30, 2014 to correct amounts previously reported for the three months ended March 31, 2014 relating to purchases of property and equipment within investing activities, the change in accounts payable within operating activities and the supplemental non-cash investing and financing activities disclosure of purchases of property and equipment included in ending accounts payable. For the six months ended June 30, 2014, the adjustment amounted to $0.8 million and resulted in a decrease in cash flows used in investing activities and an increase in cash flows used in operating activities. For the nine months ended September 30, 2013, there was an adjustment of $0.6 million to decrease cash flows used in investing activities and increase cash flows used in operating activities.
In connection with the anticipated filing of (i) the Company's Form 10-K for the year ended December 31, 2014 and (ii) the Form 10-Q for the first quarter of 2015, additional adjustments will be made to the Company's Consolidated Statements of Cash Flows that will decrease cash used in investing activities and increase cash used in operating activities by approximately (i) $0.2 million for the year ended December 31, 2013 and (ii) $0.8 million for the three months ended March 31, 2014.
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

The carrying amounts of the Company’s financial instruments, which primarily include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximate their fair values due to their short maturities. The carrying amount of the Company’s long-term debt approximates its fair value due to the relatively recent issuances and short maturities. As of September 30, 2014 and December 31, 2013, the fair value of the Company’s borrowings under its revolving credit agreement were categorized as a Level 2 hierarchy and approximated their carrying value based on prevailing market rates for borrowings with similar ratings and maturities.
(e) Inventory
Inventory is carried at the lower of cost or market using the weighted average method, net of an allowance for excess and obsolete inventory. The components of inventory, net of allowance, as of September 30, 2014 and December 31, 2013 are as follows (in thousands):

	September 30, 2014	December 31, 2013
Finished goods	$19,569	$14,452
Work in process	3,321	2,737
Raw materials	667	501
Total	$23,557	$17,690
As of September 30, 2014 and December 31, 2013, inventory held by hospitals and sales agents on behalf of the Company was $6.7 million and $5.8 million, respectively.
The Company reviews the components of its inventory on a periodic basis for excess, obsolete or impaired inventory and records a reserve for items identified. The Company recorded an allowance for excess and obsolete inventory of $4.2 million and $3.5 million as of September 30, 2014 and December 31, 2013, respectively.
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
The Company had no customers that represented greater than 10% of the Company’s trade receivable or revenue balances as of September 30, 2014 and 2013, and for the three and nine months ended September 30, 2014 and 2013.
4. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Compensation and other employee related costs	$9,714	$8,715
Contributions withheld for Employee Stock Purchase Plan	281	976
Royalties	1,834	1,184
Clinical and regulatory costs	402	327
Government grants	896	974
Rent	1,902	1,893
Taxes	3,694	939
Other	1,231	1,316
	$19,954	$16,324

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
As of September 30, 2014, the Company was in compliance with all covenants under the Line of Credit. The Company’s interest rate on borrowings under the Line of Credit was 3.5% and 5.25% at September 30, 2014 and December 31, 2013, respectively.
6. Long-Term Debt
Long-term debt consists of the following (in thousands):

	September 30, 2014	December 31, 2013
Short-term financing	$4,004	$2,641
Various notes payable	2,845	4,521
Total long-term debt	6,849	7,162
Less current portion of long-term debt and short-term financing	(5,176)	(4,404)
Long-term debt, net of current portion	$1,673	$2,758
(a) Short-Term Financing
Médical borrows funds from various financial institutions in France on a short-term basis. The funds are typically repaid within 90 days and are collateralized by certain assets of Médical, including accounts receivable. The weighted average interest rate for the short-term balances outstanding at September 30, 2014 and December 31, 2013 was 4.8%.
(b) Various Notes Payable
Médical has loan agreements with six different entities as of September 30, 2014 and December 31, 2013. The amounts of the outstanding loans vary from approximately $10,000 to $825,000 at September 30, 2014 and $109,000 to $1.1 million at December 31, 2013, and bear interest at rates varying between 2.53% and 4.65% at September 30, 2014 and December 31, 2013. Maturity dates for these loans vary from 2014 to 2019, and the loans are secured by certain assets of Médical.

7. Stock-Based Compensation
(a) Stock Option Activity
A summary of the stock option activity for the Company for the nine months ended September 30, 2014 is as follows:

	Shares	Weighted - Average Exercise Price	Weighted - Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)	($000's)
Outstanding - December 31, 2013	1,572,626	$6.17	7.17	$27,413
Options granted	699,097	30.06
Options exercised	(270,648)	3.58
Options forfeited	(17,076)	26.41
Outstanding - September 30, 2014	1,983,999	$14.77	7.94	$34,042
Options vested and expected to vest at September 30, 2014	1,895,386	$14.77	7.94	$33,098
Options exercisable at September 30, 2014	1,098,367	$6.26	7.94	$27,455
The aggregate intrinsic value in the table above represents the total pre-tax value of the options shown, calculated as the difference between the Company’s closing stock price on September 30, 2014 and the exercise prices of the options shown, multiplied by the number of in-the money options. This is the aggregate amount that would have been received by the option holders if they had all exercised their options on September 30, 2014 and sold the shares thereby received at the closing price of the Company’s stock on that date. This amount changes based on the closing price of the Company’s stock.
Additional information regarding options is as follows (in thousands except for per share amounts):

	Nine Months Ended September 30,
	2014	2013
Weighted-average grant date fair value per share of options granted during the period	$14.55	$3.42
Aggregate intrinsic value of options exercised during the period	$6,582	$290
The total intrinsic value of options exercised represents the total pre-tax intrinsic value that was received by the option holders who exercised their options during the fiscal year and is calculated as the difference between the stock price at the time of exercise and the exercise price multiplied by the number of options exercised.
The unrecognized compensation expense related to unvested options was $9.6 million and $2.8 million at September 30, 2014 and December 31, 2013, respectively, and is expected to be recognized over a weighted-average period of approximately 2 years.
(b) Restricted Stock Unit Activity
A summary of the restricted stock unit activity for the Company for the nine months ended September 30, 2014 is as follows:

	Units	Weighted - Average Grant Date Fair Value Per Share	Weighted - Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)	($000's)
Unvested - December 31, 2013	—	$—	0.0	$—
Restricted stock units granted	99,500	27.06
Restricted stock units vested	—	—
Restricted stock units forfeited	—	—
Unvested - September 30, 2014	99,500	$27.06	3.18	$2,843

The unrecognized compensation expense related to unvested restricted stock units was $1.8 million at September 30, 2014 and is expected to be recognized over a weighted-average period of approximately 3 years.

(c) Stock-Based Compensation
The Company’s stock-based compensation expense related to employee stock options, restricted stock units and ESPP awards for the three and nine months ended September 30, 2014 and 2013 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Research and development	$145	$23	$410	$51
Sales and marketing	702	255	2,028	334
General and administrative	410	72	1,202	113
Total	$1,257	$350	$3,640	$498
8. Income Taxes
The following table summarizes the total income tax expense, and the related effective tax rate, for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Income tax expense	$936	$303	$1,497	$971
Effective tax rate	(86.4)%	(3.9)%	(23.6)%	(8.2)%
The provision for income taxes for the three and nine months ended September 30, 2014 and 2013 includes both domestic and foreign income taxes at applicable statutory rates adjusted for non-deductible expenses and other permanent differences. The effective tax rate differs from the statutory rate due to non-deductible expenses, valuation allowance increase and foreign tax rate differentials. The Company has established a full valuation allowance relating to substantially of its U.S. net deferred tax assets due to uncertainties regarding the realization of the deferred tax assets based on the Company’s lack of earnings history in the U.S.
As of September 30, 2014 and December 31, 2013, the Company has no accrued interest or penalties associated with uncertain tax positions. The jurisdictions in which the Company files income taxes include the U.S., France and Brazil. The Company’s returns are not currently under examination by the Internal Revenue Service or other taxing authorities. The Company is subject to income tax examinations for the Company’s U.S. federal and state and local income taxes for 2004 and subsequent years and foreign tax examinations for 2006 and subsequent years.
The Company pays income taxes in France related to intercompany sales in the year the sale occurs; however the recognition of tax expense related to intercompany sales is deferred in the consolidated financial statements until the product is sold to an unrelated third party. The deferred income tax charge is included in other current assets in the condensed consolidated balance sheets. As of September 30, 2014 and December 31, 2013, the deferred income tax charge was $4.0 million and $1.5 million, respectively.
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
The Company recently completed a research and development study related to expenditures for FDA approval of Mobi-C® and other implants. The study resulted in the Company recording a tax credit of $1.8 million. The credit is subject to a full valuation allowance.

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
Net loss per share for the three and nine months ended September 30, 2014 and 2013 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator
Net loss attributable to common stockholders	$(2,019)	$(7,984)	$(7,846)	$(12,830)
Denominator
Weighted average shares outstanding - basic	26,011	4,755	25,005	4,722
Dilutive effect of preferred stock, restricted stock units, options, warrants and convertible debt	—	—	—	—
Weighted average shares outstanding - diluted	26,011	4,755	25,005	4,722
The following common equivalent shares were excluded from the diluted net loss per share calculation as their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Stock options	1,984	1,277	1,984	1,277
Restricted stock units	100	—	100	—
Redeemable convertible preferred stock	—	4,451	—	4,451
Convertible preferred stock	—	6,527	—	6,527
Common stock warrants	—	604	—	604
Preferred stock warrants	—	23	—	23
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

The following table represents total sales by geographic area, based on the location of the customer (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
United States	$28,084	$20,062	$77,587	$57,459
France	2,666	2,337	9,298	8,214
Other Countries (1)	5,151	4,796	14,836	13,943
Total	$35,901	$27,195	$101,721	$79,616
__________

(1)	No additional locations are individually significant.
The Company classifies its products into two categories: exclusive technology and traditional fusion products. The following table represents total sales by product category (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Exclusive technology products	$32,100	$22,641	$89,167	$65,020
Traditional fusion products	3,801	4,554	12,554	14,596
Total	$35,901	$27,195	$101,721	$79,616
The following table represents long-lived assets by geographic area (in thousands):

	September 30, 2014	December 31, 2013
United States	$9,735	$7,446
France	4,273	3,615
Other Countries (1)	1,355	1,634
Total	$15,363	$12,695
__________

(1)	No additional locations are individually significant.

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
Our VerteBRIDGE and Mobi platform products are used in the fastest growing segments of the global spine implant market, including the lumbar fusion segment, the cervical fusion segment and the motion preservation segment. In August 2013, we received approval from the U.S. Food and Drug Administration, or FDA, for the Mobi-C cervical replacement device, the first and only cervical disc replacement device to receive FDA approval to treat both one-level and two-level cervical disc disease. We expect sales of Mobi-C in the United States to continue to account for a significant portion of our expected increase in total revenue. We expect that sales of Mobi-C in the United States will continue to increase our sales and marketing expenses as we increase our capability to handle the expected increase in demand for Mobi-C. In addition, we anticipate that sales of our VerteBRIDGE products will continue to increase due to continued market penetration in key global markets.

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
Cost of Goods Sold
We rely on third-party suppliers to manufacture our products. Our cost of goods sold primarily consist of costs of products purchased from our third-party suppliers, excess and obsolete inventory charges, royalties, shipping, inspection and related costs incurred in making our products available for sale or use. We expect our cost of goods sold to continue to increase in absolute dollars due primarily to increased sales volume. Cost of goods sold could increase as a percentage of revenue as a result of increased third-party product costs, inventory charges associated with timing of product launches and enhancements and royalties associated with the change in product mix.
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
Sales and Marketing Expenses
Sales and marketing expenses primarily consist of salaries, benefits and other related costs, including stock-based compensation, for personnel employed in sales, marketing, reimbursement, medical education and training departments, as well as investments in surgeon training programs, industry events and other promotional activities. In addition, our sales and marketing expenses include commissions and bonuses, generally based on a percentage of sales, to our sales managers, independent sales agencies and direct sales representatives. We provide our implants in kits that consist of a range of implant sizes and include a separate instrument set necessary to complete the surgical procedure. We generally consign our instrument sets to our sales organization or our hospital customers that purchase the implants used in spine surgery. Our sales and marketing expenses include depreciation of these instrument sets. We expect our sales and marketing expenses to continue to increase in absolute dollars with the commercialization of our current and future products and continued investment in our global sales organization, including broadening our relationships with independent sales agencies, expanding exclusivity commitments among our independent sales agencies and international distributors and increasing the number of our direct sales representatives.
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

Income Tax Expense
We are taxed at the rates applicable within each jurisdiction in which we operate, primarily in the United States, France and Brazil. The composite income tax rate, tax provisions, deferred tax assets and deferred tax liabilities will vary according to the jurisdiction in which profits arise. Tax laws are complex and subject to different interpretations by management and the respective governmental taxing authorities, and require us to exercise judgment in determining our income tax provision, our deferred tax assets and liabilities and the valuation allowance recorded against our net deferred tax assets. Deferred tax assets and liabilities are determined using the enacted tax rates in effect for the years in which those tax assets are expected to be realized. A valuation allowance is established when it is more likely than not that the future realization of all or some of the deferred tax assets will not be achieved. We have recorded a full valuation allowance on our net deferred tax assets in the United States as of September 30, 2014 and December 31, 2013 due to uncertainties related to our ability to utilize our deferred tax assets in the foreseeable future.
Results of Operations
The following table sets forth, for the periods indicated, our unaudited results of operations and our unaudited results of operations as a percentage of revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	(in thousands)		(in thousands)		(in thousands)		(in thousands)
Revenue	$35,901	100%	$27,195	100%	$101,721	100%	$79,616	100%
Cost of goods sold	6,462	18	4,093	15	17,575	17	12,561	16
Gross profit	29,439	82	23,102	85	84,146	83	67,055	84
Operating expenses:
Research and development	2,831	8	2,473	9	9,309	9	7,215	9
Sales and marketing	21,610	60	16,810	62	61,238	60	47,761	60
General and administrative	7,238	20	4,725	17	20,653	20	13,498	17
Total operating expenses	31,679	88	24,008	88	91,200	90	68,474	86
Operating loss	(2,240)	(6)	(906)	(3)	(7,054)	(7)	(1,419)	(2)
Total other income (expense), net	1,157	3	(6,775)	(25)	705	1	(10,440)	(13)
Loss before income taxes	(1,083)	(3)	(7,681)	(28)	(6,349)	(6)	(11,859)	(15)
Income tax expense	(936)	(3)	(303)	(1)	(1,497)	(1)	(971)	(1)
Net loss	$(2,019)	(6)%	$(7,984)	(29)%	$(7,846)	(8)%	$(12,830)	(16)%
Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013
Revenue
The following table sets forth, for the periods indicated, our revenue by product category and geography expressed as dollar amounts and the changes in revenue between the specified periods expressed in dollar amounts and as percentages:

	Three Months Ended September 30,		Change 2014/2013
	2014	2013	$	%
Exclusive technology products	$32,100	$22,641	$9,459	42%
Traditional fusion products	3,801	4,554	(753)	(17)
Total revenue	$35,901	$27,195	$8,706	32%

	Three Months Ended September 30,		Change 2014/2013
	2014	2013	$	%
United States	$28,084	$20,062	$8,022	40%
International	7,817	7,133	684	10
Total revenue	$35,901	$27,195	$8,706	32%
The increase in total revenue in the three months ended September 30, 2014 compared to the three months ended September 30, 2013 was primarily driven by an increase in revenue from our exclusive technology products in the United States, including sales of our Mobi-C product, which was launched in the United States in August 2013, and increased penetration in existing markets through the expansion of our network of independent sales agencies and direct sales representatives. Revenue growth from our exclusive technology products was driven by a 62% increase in revenue from our exclusive cervical products and by a 8% increase in revenue from our exclusive lumbar products. Sales of our exclusive cervical and lumbar products represented 71% and 29% of total exclusive technology revenue, respectively, for the three months ended September 30, 2014. International revenue increased as a result of increased market penetration in existing territories.
Cost of Goods Sold
Cost of goods sold was $6.5 million in the three months ended September 30, 2014 compared to $4.1 million in the three months ended September 30, 2013, an increase of $2.4 million or 58%. The increase was primarily due to an increase in product costs, royalties and freight charges associated with the increase in sales volume and mix.  Cost of goods sold increased as a percentage of revenue primarily due to increased inventory reserves associated with the build-up of inventory related to product launches and enhancements.
Research and Development Expenses
Research and development expenses were $2.8 million in the three months ended September 30, 2014 compared to $2.5 million in the three months ended September 30, 2013, an increase of $358,000 or 14%. The increase was primarily due to our continued investment in research and development, including an increase of $352,000 associated with salaries and benefits of additional research and development personnel and a $122,000 increase in stock-based compensation expense. These increases were offset by a $147,000 decrease in fees and expenses associated with product testing and clinical trials.
Sales and Marketing Expenses
Sales and marketing expenses were $21.6 million in the three months ended September 30, 2014 compared to $16.8 million in the three months ended September 30, 2013, an increase of $4.8 million or 29%. The increase was primarily due to a $3.5 million increase in compensation costs associated with our investments in our sales organization, including hiring of additional direct sales management and marketing personnel, and commissions as a result of the increase in sales volume, a $447,000 increase in stock-based compensation expense, a $623,000 increase in expenses associated with medical training workshops and product launch initiatives and a $156,000 increase in depreciation expense and other expenses associated with our instrument sets and cases.
General and Administrative Expenses
General and administrative expenses were $7.2 million in the three months ended September 30, 2014 compared to $4.7 million in the three months ended September 30, 2013, an increase of $2.5 million or 53%. The increase was primarily due to a $1.1 million increase in employee salaries and benefits associated with the increase in general and administrative personnel, a $338,000 increase in stock-based compensation expense, an additional $344,000 in expenses related to being a public company, a $395,000 increase in professional fees associated with general corporate initiatives and a $99,000 increase in medical device and other local taxes.
Total Other Income (Expense), net
Total other income (expense), net of $1.2 million in the three months ended September 30, 2014 primarily consisted of $1.4 million gain due to the effect of changes in foreign exchange rates on payables and receivables held in currencies other than their functional (local) currency, offset by $207,000 in interest expense associated with our long-term debt.

Income Tax Expense
Income tax expense was $936,000 in the three months ended September 30, 2014 compared to $303,000 in the three months ended September 30, 2013. Our effective tax rate calculated as a percentage of income before income taxes was (86.4)% for the three months ended September 30, 2014 and (3.9)% for the three months ended September 30, 2013. The change in the effective tax rate was a result of the increase in foreign tax liability while we remain in a full valuation allowance position for net operating loss generated in the U.S.
Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013
Revenue
The following table sets forth, for the periods indicated, our revenue by product category and geography expressed as dollar amounts and the changes in revenue between the specified periods expressed in dollar amounts and as percentages:

	Nine Months Ended September 30,		Change 2014/2013
	2014	2013	$	%
Exclusive technology products	$89,167	$65,020	$24,147	37%
Traditional fusion products	12,554	14,596	(2,042)	(14)
Total revenue	$101,721	$79,616	$22,105	28%

	Nine Months Ended September 30,		Change 2014/2013
	2014	2013	$	%
United States	$77,587	$57,459	$20,128	35%
International	24,134	22,157	1,977	9
Total revenue	$101,721	$79,616	$22,105	28%
The increase in total revenue in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 was primarily driven by an increase in revenue from our exclusive technology products in the United States, including sales of our Mobi-C product, which was launched in the United States in August 2013, and increased penetration in existing markets through the expansion of our network of independent sales agencies and direct sales representatives. Revenue growth from our exclusive technology products was driven by a 49% increase in revenue from our exclusive cervical products and by a 17% increase in revenue from our exclusive lumbar products. Sales of our exclusive cervical and lumbar products represented 69% and 31% of total exclusive technology revenue, respectively, for the nine months ended September 30, 2014.
International revenue increased as a result of increased market penetration in existing territories as well as expansion into one new sales territory.
Cost of Goods Sold
Cost of goods sold was $17.6 million in the nine months ended September 30, 2014 compared to $12.6 million in the nine months ended September 30, 2013, an increase of $5.0 million or 40%. The increase was primarily due to an increase in product costs, royalties and freight charges associated with the increase in sales volume and mix. Cost of goods sold increased as a percentage of revenue primarily due to increased inventory reserves associated with the build-up of inventory related to product launches and enhancements.
Research and Development Expenses
Research and development expenses were $9.3 million in the nine months ended September 30, 2014 compared to $7.2 million in the nine months ended September 30, 2013, an increase of $2.1 million or 29%. The increase was primarily due to our continued investment in research and development, including an increase of $1.2 million associated with salaries and benefits of additional research and development personnel, a $359,000 increase in stock-based compensation expense and a $383,000 increase in fees and expenses associated with product testing and clinical trials.

Sales and Marketing Expenses
Sales and marketing expenses were $61.2 million in the nine months ended September 30, 2014 compared to $47.8 million in the nine months ended September 30, 2013, an increase of $13.5 million or 28%. The increase was primarily due to a $9.3 million increase in compensation costs associated with our investments in our sales organization, including hiring of additional direct sales management and marketing personnel, and commissions as a result of the increase in sales volume, a $1.7 million increase in stock-based compensation expense, a $2.2 million increase in expenses associated with medical training workshops and product launch initiatives and a $219,000 increase in depreciation expense and other expenses associated with our instrument sets and cases.
General and Administrative Expenses
General and administrative expenses were $20.7 million in the nine months ended September 30, 2014 compared to $13.5 million in the nine months ended September 30, 2013, an increase of $7.2 million or 53%. The increase was primarily due to a $3.3 million increase in employee salaries and benefits associated with the increase in general and administrative personnel, a $1.1 million increase in stock-based compensation expense, an additional $895,000 in expenses related to being a public company, a $781,000 increase in professional fees associated with general corporate initiatives, a $348,000 increase in bad debt expense and bank fees, a $236,000 increase in medical device and local taxes, and a $194,000 increase in rent expense associated with our office expansion.
Total Other Income (Expense), net
Total other income (expense), net of $705,000 in the nine months ended September 30, 2014 primarily consisted of $1.6 million gain due to the effect of changes in foreign exchange rates on payables and receivables held in currencies other than their functional (local) currency, offset by $705,000 in interest expense associated with our long-term debt.
Income Tax Expense
Income tax expense was $1.5 million in the nine months ended September 30, 2014 compared to $971,000 in the nine months ended September 30, 2013. Our effective tax rate calculated as a percentage of income before income taxes was (23.6)% for the nine months ended September 30, 2014 and (8.2)% for the nine months ended September 30, 2013. The change in the effective tax rate was a result of the increase in foreign tax liability while we remain in a full valuation allowance position for net operating loss generated in the U.S.
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
The following table presents a reconciliation of net loss to Adjusted EBITDA for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operating loss, as reported	$(2,240)	$(906)	$(7,054)	$(1,419)
Add back:
Depreciation and amortization	1,226	1,010	3,349	2,930
Stock-based compensation	1,257	350	3,640	498
Adjusted EBITDA	$243	$454	$(65)	$2,009

Liquidity and Capital Resources
The following table summarizes, for the periods indicated, cash flows from operating, investing and financing activities (in thousands):

	Nine Months Ended September 30,
	2014	2013
Net cash used in operating activities	$(5,179)	$(4,179)
Net cash used in investing activities	(5,442)	(2,327)
Net cash provided by (used in) financing activities	37,141	(1,106)
Effect of exchange rate on cash	(162)	109
Net change in cash and cash equivalents	$26,358	$(7,503)
Cash Used in Operating Activities
Net cash used in operating activities was $5.2 million in the nine months ended September 30, 2014, compared to $4.2 million in the nine months ended September 30, 2013, an increase of $1.0 million. The increase in net cash used in operating activities was primarily attributable to a $7.8 million increase in the change in inventory, a $4.4 million net increase in non-cash charges, which includes accretion related to warrants and discounts on long-term debt, depreciation of surgical instruments and cases, provision for excess and obsolete inventories, non-cash interest expense and changes in fair value of common stock warrants, and a $1.0 million decrease in other long-term liabilities. These increases were partially offset by a $5.0 million increase in accounts payable and accrued liabilities, the $5.0 million decrease in net loss, the elimination of the requirement to maintain a $2.0 million balance in restricted cash under our Comerica loan agreement, and a $221,000 increase in prepaid expenses and other current assets.
Cash Used in Investing Activities
Net cash used in investing activities was $5.4 million in the nine months ended September 30, 2014 compared to $2.3 million in the nine months ended September 30, 2013, an increase of $3.1 million. The increase in net cash used in investing activities was primarily attributable to a $2.9 million increase in purchases of instruments and cases during the nine months ended September 30, 2014.
Cash Provided by or Used in Financing Activities
Net cash provided by financing activities was $37.1 million in the nine months ended September 30, 2014 compared to $1.1 million used in the nine months ended September 30, 2013, an increase of $38.2 million. The increase was primarily attributable to the $36.6 million raised during our follow-on public offering, the $1.8 million contributed by employees for the Employee Stock Purchase Plan, increased proceeds from the exercise of stock options of $793,000, decreased payments of $778,000 on the Company’s line of credit, and a $668,000 increase in proceeds over payments on short-term financings. These increases were partially offset by $2.6 million in stock offering costs.
Indebtedness
We are party to an amended loan agreement with Comerica Bank, or the Comerica loan agreement, under which we may make periodic borrowings under a revolving line of credit. The Comerica loan agreement contains various restrictive covenants, including limitations on our ability to pay dividends, to enter into a merger or acquisition and the amount of capital expenditures we may make in any given fiscal year. As of September 30, 2014, we were in compliance will all covenants under our loan agreement. As of September 30, 2014, we had $18.2 million in borrowings outstanding under the revolving line of credit. In May 2014, we entered into an amendment, effective in April 2014, to the Comerica loan agreement that, among other things: (1) increased the revolving line of credit from $19.0 million to $25.0 million, (2) amended the interest rate from Comerica’s prime rate plus 2.0% to Comerica’s prime rate plus 0.25% or, if our trailing four-quarter EBITDA exceeds $5.0 million, LIBOR plus 2.5%, (3) eliminated a requirement that we maintain a minimum cash balance with Comerica, (4) replaced the $12.5 million minimum net worth covenant with a $50.0 million tangible net worth covenant (unless we maintain a minimum cash balance of $20.0 million, in which case the covenant is waived) and (5) extended the maturity date from April 25, 2014 to April 29, 2016. Our interest rate on borrowings under the Comerica loan agreement was 3.5% on September 30, 2014.
We are also party to various loan agreements with six different financial institutions in France. As of September 30, 2014, the amounts of the outstanding loans vary from approximately $10,000 to $825,000 and bear interest at rates varying from 2.53% to 4.65%. Maturity dates for these loans vary from 2014 to 2019 and are secured by certain assets of Médical. In addition, Médical can borrow funds from various financial institutions in France on a short-term basis. The funds are typically repaid within 90 days and are collateralized by certain assets of Médical, including accounts receivable. The weighted average interest rate for the short-term balances outstanding as of December 31, 2013 and September 30, 2014 was 4.8%.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Seasonality
Our business is generally not seasonal in nature. However, our sales may be influenced by summer vacation and timing of holiday periods during which we have experienced fluctuations in the number of spine surgeries taking place. In addition, product registrations in certain countries and orders associated therewith may result in seasonality not typical of our ongoing operations.
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
Foreign Exchange Risk
We operate in countries other than the United States, and, therefore, we are exposed to foreign currency risks. Revenue from sales outside of the United States represented approximately 24% of our total revenue in the nine months ended September 30, 2014. We bill most direct sales outside of the United States in local currencies, which are comprised of the Euro and the Brazilian Real. Operating expenses related to these sales are largely denominated in the same respective currency, thereby limiting our transaction risk exposure. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not significant. Additionally, we have intercompany foreign transactions between our subsidiaries, which are denominated in currencies other than their functional currency. Fluctuations from the beginning to the end of any given reporting period result in the remeasurement of our intercompany foreign transactions generating transaction gains or losses in the respective period and are reported in total other income (expense), net in our consolidated financial statements. The monetary assets and liabilities of our foreign subsidiaries denominated in other currencies are translated into U.S. dollars at each balance sheet date resulting in a foreign currency translation adjustment reflected in accumulated other comprehensive loss. We recorded foreign currency translation gains of $2.4 million in the nine months ended September 30, 2014. We do not currently hedge our exposure to foreign currency exchange rate fluctuations; however, we may choose to hedge our exposure in the future.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.
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

LDR HOLDING CORPORATION

Dated:	November 6, 2014	By:	/s/ Christophe Lavigne
Christophe Lavigne
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	November 6, 2014	By:	/s/ Robert McNamara
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