Form 10-K
period 2014-12-31
LDR HOLDING CORP
filed 2015-02-20
CIK 1348324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
_____________________
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                to
Commission File Number: 001-36095
LDR HOLDING CORPORATION
(Exact name of registrant as specified in its charter)
_____________________

Delaware (State or Other Jurisdiction of Incorporation)	20-3933262 (I.R.S. Employer Identification No.)
13785 Research Boulevard, Suite 200 Austin, Texas (Address of Principal Executive Offices)	78750 (Zip Code)
Telephone: (512) 344-3333 (Registrant's Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name on each exchange on which registered
Common Stock, $0.001 par value per share	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933, as amended. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Based on the closing price of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter, which was June 30, 2014, the aggregate market value of its shares held by non-affiliates on that date was approximately $432,159,000.
As of February 13, 2015, there were 26,475,920 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement relating to the 2015 Annual Meeting of Shareholders of LDR Holding Corporation, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2014, are incorporated by reference in Item 10, Item 11, Item 12, Item 13 and Item 14 of Part III of this Form 10-K.

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
Overview
We are a global medical device company focused on designing and commercializing novel and proprietary surgical technologies for the treatment of patients suffering from spine disorders. Our primary products are based on our VerteBRIDGE fusion and Mobi non-fusion platforms, both of which are designed for applications in the cervical and lumbar spine. We believe our VerteBRIDGE and Mobi platforms enable products that are less invasive, provide greater intra-operative flexibility, offer simplified surgical techniques and promote improved clinical outcomes for patients as compared to existing alternatives. As one example, in August 2013 we received approval from the U.S. Food and Drug Administration, or FDA, for the Mobi-C cervical disc replacement device, the first and only cervical disc replacement device to receive FDA approval to treat both one-level and two-level cervical disc disease and the only disc device technology to demonstrate overall clinical superiority (as compared to traditional fusion for two cervical vertebral levels) in an FDA pivotal clinical trial. Industry sources expect that the cervical disc replacement market, which is currently relatively small, will be one of the fastest growing segments of the U.S. spine implant market.
For the years ended December 31, 2014, 2013 and 2012, our total revenues were $141.3 million, $111.6 million and $90.9 million, respectively, of which approximately 22%, 26% and 29%, respectively, was from outside the U.S. For the years ended December 31, 2014, 2013 and 2012, we had net losses of $11.0 million, $27.9 million and $9.7 million, respectively. We expect to continue to incur losses in the near term. Through December 31, 2014, we had an accumulated deficit of $94.7 million.
Revenue from our VerteBRIDGE and Mobi platform products represented approximately 89% of our revenue in 2014. For the past three calendar years, total revenue has grown at a compounded annual growth rate, or CAGR, of 22%.
Our VerteBRIDGE and Mobi platform products incorporate design advancements that provide us with competitive advantages, discussed in detail below. The U.S. cervical disc replacement market is one of the fastest growing segments of the U.S. spine implant market. We believe several factors will influence growth in the spine implant market segments in which we compete, including patients’ and surgeons’ demand for technologies that allow for less invasive treatment options, the availability of clinical safety and efficacy data demonstrating improved patient outcomes provided by new technologies and an aging global population leading to continued growth in the number of spinal procedures performed.
Our highly differentiated VerteBRIDGE fusion platform targets the cervical and lumbar spine fusion markets. Our VerteBRIDGE products are designed around our proprietary, less invasive plating technology that enables surgeons to implant VerteBRIDGE devices with direct visualization of the disc and to affix the devices to the vertebrae from inside the spinal disc space. VerteBRIDGE is the first platform of interbody devices with integrated fixation to market that may be implanted without screws, resulting in a zero-profile construct without hardware protruding outside of the vertebral body. We believe these differentiated features offer distinct advantages over other interbody devices, including simplified and less invasive surgical techniques for both cervical and lumbar fusion procedures. While these products only address a specific segment of the overall spine implant market, our VerteBRIDGE products have been used in more than 80,000 device implantations globally since the introduction of the VerteBRIDGE platform in 2007.
Our Mobi non-fusion platform is highlighted by Mobi-C, a cervical disc replacement device with a patented mobile bearing core that is designed to replicate the natural anatomical movement of the spine by facilitating independent bending and twisting. Mobi-C is the first and only cervical disc replacement device to have received FDA approval for both one-level and two-level cervical disc replacement procedures. In addition, Mobi-C is the only cervical disc replacement device that has demonstrated overall clinical superiority in an FDA pivotal clinical trial as compared to two-level traditional fusion. Mobi-C is implanted without the use of keels or screws, allowing for what we believe is a simplified, less invasive and bone sparing surgical approach as compared to other existing cervical disc replacement devices. We estimate that 30% of U.S. patients indicated for anterior surgery with symptomatic cervical disc disease may be candidates for disc replacement procedures. As a result, we believe the FDA approval of Mobi-C, the overall clinical superiority demonstrated by Mobi-C as compared to two-level traditional fusion procedures and the innovative product features will allow us to penetrate and drive growth in, the U.S. cervical disc replacement market. We believe this market has the potential to grow relative to the total U.S. spine market. Mobi-C is the first-to-market cervical disc device approved for both one-level and two-level cervical disc procedures in the United States. The FDA approval of Mobi-C established the on-label two-level cervical disc market potential. Development of this market will require continued investment in time and capital. To support the ongoing launch of Mobi-C, we intend to continue to leverage our extensive international experience with Mobi-C going back to 2004 in addition to our growing experience in the United States. While the cervical disc market in the United States is still developing, we believe that clinical data from second generation products such as Mobi-C and longer term evidence from all products, will continue to drive the growth of the market.
We market and sell our products globally through a highly adaptable worldwide sales organization that allows us to continually expand our sales channels and rapidly penetrate new geographic markets. Our U.S. sales organization consists of sales managers that recruit, develop and lead direct sales representatives and a broad network of independent sales agencies. We estimate that non-captive independent sales agencies drive approximately 30% of total U.S. spine implant market revenue, and Mobi-C is the only cervical disc replacement device currently available to this large independent sales agency network. We believe this market position will facilitate the recruitment of high-quality direct sales representatives and independent sales agencies. We currently generate revenue in more than 25 countries globally, and revenue from outside of the United States represented approximately 22% of our total revenue in 2014. Our international sales organization includes sales managers and direct sales representatives located in various countries, including France, Germany, Belgium, South Korea, China and Brazil. We also sell to independent stocking distributors in certain international markets. A majority of our U.S. and international independent sales agencies and distributors have agreed to offer one or more of our VerteBRIDGE and/or Mobi products on an exclusive basis. We expect to continue to make investments in our sales organization by broadening our relationships with independent sales agencies, expanding exclusivity commitments among these agencies and international distributors and increasing our number of direct sales representatives.
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

Disorders of the Spine
Given the complexity of its structure, the spine is susceptible to various ailments that can lead to instability and significant pain for a patient. Back pain is a leading cause of healthcare expenditures globally. Spine disorders are primarily caused by degenerative disease, deformity, tumors and trauma.
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
Cervical Spine Treatment
Anterior cervical discectomy and fusion, or ACDF, is a current standard of care for the treatment of cervical disc disease and remains the most common instrumented cervical spine procedure. ACDF surgery involves decompressing the spinal nerves by removing the diseased disc material, and then stabilizing the vertebral segment by inserting bone grafts, interbody devices, or fixation systems including screws and plates. In cervical spine fusion, we believe there has been a progression toward less invasive and zero-profile stand-alone interbody devices that allow surgeons to restore disc height and eliminate the motion of diseased cervical discs with fixation integrated into the implant.
More recently, non-fusion procedures, including cervical disc replacements, have been the subject of extensive clinical research. The goals of cervical disc replacement are to restore natural disc height, thereby decompressing the nerves causing pain, while also maintaining normal spinal motion at the affected vertebral segments.
Market Opportunity
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

Our Solutions
We believe that our VerteBRIDGE fusion platform addresses many of the limitations of traditional fusion and existing stand-alone implants by offering the following benefits:

•	Less invasive access;

•	Simplified surgical procedure;

•	Zero-profile design; and

•	Integrated, screwless, self-locking plating system with extensive implant selection.
We believe that our Mobi-C cervical disc replacement device addresses many of the limitations of traditional ACDF procedures and offers the following benefits:

•	Overall clinical superiority as compared to two-level ACDF;

•	Preservation of motion;

•	Reduced rate of adjacent level disc degeneration;

•	Lower rates of subsequent surgery; and

•	Simplified, less invasive surgical procedure.
In addition to addressing many of the limitations associated with ACDF, we believe that our Mobi-C cervical disc replacement device also addresses many of the limitations associated with existing cervical disc replacement devices and offers the following benefits:

•	First-to-market in the United States with FDA approval for both a one- and two-level cervical disc replacement;

•	Simplified, less invasive and bone sparing surgical approach;

•	Advanced mobile bearing technology; and

•	Clinical data demonstrating overall clinical superiority as compared to two-level ACDF.
Although we believe our VerteBRIDGE fusion platform and Mobi-C cervical disc device provide numerous clinical benefits, not all cervical spine patients may be suitable candidates.
Our Competitive Strengths
We focus on providing novel and proprietary technologies for both fusion and non-fusion applications in the cervical and lumbar spine. Our founders and executive management team collectively have over 100 years of experience in developing and commercializing innovative spine surgery products. We believe that this focus and experience, combined with the following competitive strengths, will allow us to continue to grow our revenue and rapidly increase our presence in the fastest growing segments of the spine implant market:

•	First-to-market with an FDA approved one-level and two-level cervical disc replacement device;

•	PMA approval process creates a barrier to entry to the cervical disc replacement market; and

•	Highly differentiated technology platforms.
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
Our Strategy
Our goal is to strengthen our position as a global innovator of spine technologies and become a leader in the spine implant market. To achieve our goal, we are pursuing the following strategies:

•	Invest in our U.S. infrastructure to capitalize on the FDA approval of Mobi-C;

•	Promote the differentiated features of our VerteBRIDGE fusion platform to further penetrate the large global spine fusion market;

•	Leverage our culture of innovation to expand our product portfolio; and

•	Invest in our international infrastructure to broaden our global market presence.

Our Products
Our VerteBRIDGE fusion and Mobi non-fusion platform products for both cervical and lumbar applications are characterized by patented technologies and innovative design features that we believe offer distinct advantages compared to other available products. We refer to these products in our financial reporting as our exclusive technology products. We also offer fusion technologies that are not significantly differentiated from competitive devices from a feature or clinical benefit perspective but that augment our VerteBRIDGE and Mobi technologies and allow us to offer our customers comprehensive surgical solutions. We refer to these products in our financial reporting as our traditional fusion products. In 2014, 2013 and 2012, revenue from our exclusive technology products represented approximately 89%, 83% and 80% of our total revenue, respectively, and revenue from our traditional fusion products represented approximately 11%, 17% and 20% of our total revenue, respectively.
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
Our product development department leverages our design and development expertise, in close collaboration with thought leaders in spine surgery, to design, develop and launch innovative technologies. We also have dedicated clinical and regulatory personnel who work in parallel with our product development team to facilitate regulatory clearances, market registrations and the CE marking of our products. Our research and development team engages in close collaboration with physician advisory groups consisting of active spine surgeons. The historical relationship of our design team with surgeons enables our design engineers to engage in frequent dialogue with these surgeons both in and out of the operating room, and allows us to gain significant design feedback and clinical experience rapidly. Our product development team also includes a U.S. market team focused on interacting with U.S. surgeons, designing technologies specific to the U.S. market and supporting U.S. product introductions and product management. Our product development experience, incorporating both European and U.S. inputs, is a key component of our ability to design highly differentiated and clinically beneficial technologies for the global spine implant market. In addition, we have a robust product pipeline that will enhance our product platforms and enable us to continue to penetrate the fastest growing segments of the global spine implant market. For the years ended December 31, 2014, 2013 and 2012, we spent $12.3 million, $10.8 million and $9.4 million, respectively, on research and development.
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
Ongoing Research
As a condition of approval of the Mobi-C cervical disc replacement device by the FDA, we are required to follow all patients who received Mobi-C prior to FDA premarket approval for a period of seven years from treatment. Five-year results from the follow-up of FDA pivotal clinical trial patients were reported at industry conferences in 2014 and are expected to be published in a peer reviewed journal in 2015. In 2014, there were also published results regarding the cost effectiveness and cost utility of outcomes for patients treated with Mobi-C to support our reimbursement coverage efforts.
In addition, we continue to conduct clinical studies on a smaller scale to evaluate clinical efficacy of our portfolio of VerteBRIDGE and Mobi platform products and support respective global marketing efforts and product clearance, approval, CE mark and registrations.

Competition
The medical device industry and the spine implant market in particular, are highly competitive, subject to rapid technological change and significantly affected by new product introductions and market activities of other participants. Our currently marketed products are, and any future products we commercialize will be, subject to intense competition. We believe that our significant competitors include Medtronic Spine and Biologics, DePuy Synthes Spine (a division of Johnson & Johnson), Globus Medical, NuVasive, Stryker, Zimmer and Biomet which together represent a significant portion of the spine market. Each of these significant competitors compete in both the traditional and non-traditional product markets. In particular, each of these significant competitors have products that directly compete with our VerteBRIDGE fusion platform. Several of these significant competitors also have products that directly compete with our Mobi non-fusion platform. To our knowledge, only one potentially competitive two-level cervical disc replacement device for the U.S. market, the Medtronic Prestige LP, has completed FDA trial enrollment. However, we do not have knowledge of the specific status of Prestige LP as it relates to a possible FDA approval or a timeline for possible U.S. commercial availability.
We also compete with many other spine market participants such as Alphatec Spine, Orthofix International and K2 Medical, whose products generally have a smaller market share than the significant competitors listed above but a larger market share than our products. At any time, these and other potential market entrants may develop new devices or treatment alternatives that may compete directly with our products. In addition, they may gain a market advantage by developing and patenting competitive products or processes earlier than we can or by obtaining regulatory clearances, CE Certificates of Conformity or market registrations more rapidly than we can.
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
We cannot assure you that we will be able to compete effectively against our competitors in regard to any one or all of these factors. Our ability to compete effectively will depend on the acceptance of our products by surgeons, access to hospital customers, and our ability to achieve better clinical outcomes than products developed by our existing or future competitors. In addition, many of our competitors could use their superior financial resources to develop products that have features or clinical outcomes similar to our products, which would harm our ability to successfully compete.
Regulatory Matters
Our business is subject to federal, state, local and foreign regulations. While some laws and regulations are clear, some of the pertinent laws have not been definitively interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of subjective interpretations. In addition, these laws and their interpretations are subject to change.
Regulatory authorities continue to subject the healthcare industry to intense regulatory scrutiny, including heightened civil and criminal enforcement efforts. We believe that we have structured our business operations and relationships with our customers to comply with all applicable legal requirements. However, it is possible that governmental entities or other third parties could interpret these laws differently and assert otherwise. We discuss below the statutes and regulations that are most relevant to our business.
U.S. Food and Drug Administration Regulation
Our products are medical devices subject to extensive regulation by the FDA and other federal, state, local and foreign regulatory bodies. FDA regulations govern, among other things, the following activities that we or our partners perform and will continue to perform:

•	product design and development;

•	product testing;

•	product manufacturing;

•	product safety;

•	post-market adverse event reporting, including reporting of deaths, serious injuries or device malfunctions;

•	post-market surveillance;

•	product labeling;

•	complaint handling;

•	repair or recall of products;

•	product storage;

•	record keeping;

•	premarket clearance or approval;

•	premarket clinical trials;

•	post-market approval studies;

•	advertising and promotion; and

•	product marketing sales and distribution.
FDA’s Premarket Clearance and Approval Requirements
Unless an exemption applies, each medical device we wish to distribute commercially in the United States will require either prior 510(k) clearance or prior approval of a PMA application from the FDA. The FDA classifies medical devices into one of three classes. Devices deemed to pose low to moderate risk are placed in either class I or II, which, absent an exemption, requires the manufacturer to submit to the FDA a premarket notification requesting permission for commercial distribution. This process is known as 510(k) clearance. Some low risk devices are exempt from this requirement. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device are placed in class III, requiring approval of a PMA application. Our currently marketed products include Class I devices marketed pursuant to an exemption from 510(k) premarket clearance, Class II devices marketed under FDA 510(k) premarket clearance and Class III devices requiring premarket approval. The FDA can also impose restrictions on the sale, distribution or use of devices at the time of their clearance or approval, or subsequent to marketing. There are numerous risks associated with the FDA premarket clearance and approval requirements. For a complete discussion of these risks, please see “Risk Factors-Risks Related to our Legal and Regulatory Environment.”
510(k) Clearance Pathway
To obtain 510(k) clearance, we must submit a premarket notification demonstrating that the proposed device is substantially equivalent to a previously cleared 510(k) device or a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of PMA applications. The FDA’s 510(k) clearance pathway usually takes from three to 12 months from the date the application is completed, but it can take significantly longer and clearance is never assured. Although many 510(k) premarket notifications are cleared without clinical data, in some cases, the FDA requires additional information, including significant clinical data to support substantial equivalence, which may significantly prolong the review process. After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a new or major change in its intended use, will require a new 510(k) clearance or, depending on the modification, could require a PMA application.
Premarket Approval Pathway
A PMA application must be submitted if the device cannot be cleared through the 510(k) process. The PMA application process is generally more costly and time consuming than the 510(k) process and requires proof of the safety and effectiveness of the device to the FDA’s satisfaction. Accordingly, a PMA application must be supported by extensive data including, but not limited to, technical information regarding device design and development, pre-clinical and clinical trials, data and manufacturing and labeling to support the FDA’s determination that the device is safe and effective for its intended use. After a PMA application is complete, the FDA will accept the application and begins an in-depth review of the submitted information. By statute, the FDA has 180 days to review the “accepted application,” although, generally, review of the application takes between one and three years, but may take significantly longer. During this review period, the FDA may request additional information or clarification of information already provided. Also during the review period, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. In addition, the FDA will conduct a preapproval inspection of the manufacturing facility to ensure compliance with Quality System Regulations, or QSRs. The FDA may approve a PMA application with post-approval conditions intended to ensure the safety and effectiveness of the device including, among other things, restrictions on labeling, promotion, sale and distribution and collection of long-term follow-up data from patients in the clinical study that supported approval. New PMA applications or PMA application supplements are required for significant modifications to the manufacturing process, labeling and design of a device that is approved through the PMA modifications that affect the safety or effectiveness of the device, including, for example, certain types of modifications to the device’s indication for use, manufacturing process, labeling and design. PMA supplements often require submission of the same type of information as a PMA application, except that the supplement is limited to information needed to support any changes from the device covered by the original PMA application, and may not require as extensive clinical data or the convening of an advisory panel, depending on the nature of the proposed change.
Clinical Trials
A clinical trial is almost always required to support a PMA application and may be required for a 510(k) premarket notification. In the United States, absent certain limited exceptions, human clinical trials intended to support product clearance or approval require an Investigational Device Exemption, or IDE, application. If the device presents a “significant risk” to human health, as defined by the FDA, the sponsor must submit an IDE application to the FDA and obtain IDE approval prior to commencing the human clinical trials. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to evaluate the device in humans and that the testing protocol is scientifically sound. Clinical trials for a significant risk device may begin once the IDE application is approved by the FDA and the responsible institutional review boards at the clinical trial sites. After a trial begins, the FDA, the institutional review board or the sponsor may place it on hold or terminate it if, among other reasons, the clinical subjects are exposed to unacceptable health risks that outweigh the benefits of participation in the study. There can be no assurance that the data generated during a clinical study will meet chosen safety and effectiveness endpoints or otherwise produce results that will lead the FDA to grant marketing clearance or approval. Similarly, in the European Economic Area, or the EEA, the clinical study must be approved by the local ethics committee and in some cases, including studies of high-risk devices, by the Ministry of Health in the applicable country.
Pervasive and Continuing FDA Regulation
After a device is placed on the market, regardless of its classification or premarket pathway, numerous regulatory requirements apply. These include, but are not limited to:

•	establishing establishment registration and device listings with the FDA;

•	QSRs, which require manufacturers, including third-party manufacturers, to follow stringent design, testing, process control, documentation and other quality assurance procedures;

•	labeling regulations, which prohibit the promotion of products for uncleared or unapproved, or off-label, uses and impose other restrictions on labeling;

•	clearance or approval of product modifications that could significantly affect safety or efficacy or that would constitute a major change in intended use;

•
medical device reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur;

•
corrections and removal reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the U.S. Federal Food, Drug, and Cosmetic Act, or FDCA, that may present a risk to health; and

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
Third-Party Coverage and Reimbursement
Healthcare providers in the United States generally rely on third-party payors to cover and reimburse all or part of the cost of a spine surgery in which our products are used. We expect that sales volumes and prices of our products will continue to depend in large part on the availability of reimbursement from such payors. Third party payors perform analyses on new technologies to determine if they are medically necessary before providing coverage for them. These payors may still deny reimbursement of covered technologies if they determine that a device used in a procedure was not used in accordance with the payor’s coverage policy or is otherwise subject to individual plan benefit limitations. Particularly in the United States, third-party payors continue to carefully review, and increasingly challenge, the prices charged for procedures and medical products.
A key component in ensuring whether the appropriate payment amount is received for physician and other services, including those procedures using our products, is the existence of a current procedural terminology, or CPT, code. To receive payment, healthcare practitioners must submit claims to insurers using these codes for payment for medical services. CPT codes are assigned, maintained and annually updated by the American Medical Association (AMA) and its CPT Editorial Board. The lack of a CPT code that describes procedures performed using our products, or a change to an existing code that describes such procedures, may adversely affect coverage of and reimbursement for these procedures. In the case of two-level cervical disc replacement, the AMA CPT has assigned a new Level I CPT code for the additional (second) level cervical disc replacement procedure, replacing the Category III code, effective January 1, 2015. Because many payors have standing non-coverage policies for Category III codes, we believe this change will decrease coverage and payment barriers specific to Category III codes.
Internationally, reimbursement and healthcare payment systems vary substantially from country to country and include single-payor frameworks, government-managed systems, as well as systems in which private payors and government managed systems exist side-by-side. Our ability to achieve market acceptance or significant sales volume in international markets we enter will be dependent in large part on the availability of reimbursement for procedures performed using our products under the healthcare payment systems in such markets. A small number of countries may require us to gather additional clinical data before recognizing coverage and reimbursement for our products. It is our intent to complete the requisite clinical studies and obtain coverage and reimbursement approval in countries where there is a favorable economic outlook.
European Economic Area (EEA)
In the EEA, our devices are required to comply with the Essential Requirements laid down in Annex I to the Council Directive 93/42/EEC of 14 June 1993 concerning medical devices, known as the Medical Devices Directive. Compliance with these requirements entitles us to affix the CE mark of conformity to our medical devices, without which they cannot be commercialized in the EEA. To demonstrate compliance with the Essential Requirements laid down in Annex I to the Medical Devices Directive and obtain the right to affix the CE mark of conformity to our medical devices, we must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. Except for low risk medical devices (Class I with no measuring function and which are not sterile), where the manufacturer can issue an EC Declaration of Conformity based on a self-assessment of the conformity of its products with the Essential Requirements laid down in the Medical Devices Directive, a conformity assessment procedure requires the intervention of a Notified Body, which is an organization designated by the competent authorities of a EEA country to conduct conformity assessments. The Notified Body would typically audit and examine products’ Technical File and the quality system for the manufacture, design and final inspection of our devices before issuing a CE Certificate of Conformity demonstrating compliance with the relevant Essential Requirements laid down in Annex I to the Medical Devices Directive. Following the issuance of this CE Certificate of Conformity, we can draw up an EC Declaration of Conformity and affix the CE mark to the products covered by this CE Certificate of Conformity and the EC Declaration of Conformity. We have now successfully passed several Notified Body audits since our original certification in April 30, 2002. Following these audits, our Notified Body issued ISO Certificates and

CE Certificates of Conformity allowing us to draw up an EC Declaration of Conformity and affix the CE mark of conformity to certain of our devices.
After the product has been CE marked and placed on the market in the EEA, we must comply with a number of regulatory requirements relating to:

•	registration/notification of medical devices in individual EEA countries;

•	pricing and reimbursement of medical devices;

•	establishment of post-marketing surveillance and adverse event reporting procedures;

•	Field Safety Corrective Actions, including product recalls and withdrawals;

•	marketing and promotion of medical devices; and

•	interactions with physicians.
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
Healthcare Fraud and Abuse
Federal healthcare fraud and abuse laws most frequently apply to our business when a customer submits a claim for an item or service that is reimbursed under Medicare, Medicaid or most other federally funded healthcare programs. The federal Anti-Kickback Statute prohibits unlawful inducements for the referral of business reimbursable under federal healthcare programs, such as remuneration provided to physicians to induce them to use certain tissue products or medical devices reimbursable by Medicare or Medicaid. The Anti-Kickback Statute is subject to evolving interpretations. In the past, the government has enforced the Anti-Kickback Statute to reach large settlements with healthcare companies based on sham consultant arrangements with physicians. Further, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the PPACA, among other things, amends the intent requirements of the federal Anti-Kickback Statute and the criminal statutes governing healthcare fraud, which prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters. A person or entity no longer needs to have actual knowledge of these statutes or specific intent to violate them. In addition, the PPACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act or federal civil money penalties statute. The majority of states also have anti-kickback laws which establish similar prohibitions and in some cases may apply to items or services reimbursed by any third-party payor, including commercial insurers.
Additionally, the civil False Claims Act prohibits knowingly presenting or causing the presentation of a false, fictitious or fraudulent claim for payment to the U.S. government. Actions under the False Claims Act may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government. Violations of the False Claims Act can result in significant monetary penalties and treble damages. The federal government is using the False Claims Act, and the accompanying threat of significant liability, in its investigations of healthcare providers and suppliers throughout the country for a wide variety of Medicare billing practices, and has obtained multi-million and multi-billion dollar settlements under the False Claims Act in addition to individual criminal convictions under applicable criminal statutes. Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources to investigating healthcare providers’ and suppliers’ compliance with the healthcare coverage and reimbursement rules and fraud and abuse laws.
The PPACA, among other things, also imposed new reporting requirements on device manufacturers for payments by them and in some cases their distributors to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members (commonly known as the Physician Payments Sunshine Act or Open Payments). Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (or up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission.
The period between August 1, 2013 and December 31, 2013 was the first reporting period under the Open Payments system. Starting February 18, 2014, Open Payments registration and data submission for the Federal Physician Payments Sunshine Act opened with a two-phased approach for reporting the applicable 2013 payments. Phase 1 (February 18, 2014-March 31, 2014) included user registration in CMS’ Enterprise Portal and submission of corporate profile information and aggregate payment data from the first reporting period. Phase 2 began in May 2014 and included industry registration in the Open Payments system, submission of detailed payment data from the first reporting period, and legal attestation to the accuracy of the data. Going forward, device manufacturers must submit reports by the 90th day of each subsequent calendar year. Due to the difficulty in complying with Physician Payment Sunshine Act and the nature of our U.S. sales force concentrated with independent sales agencies, we cannot assure you that we will successfully report all transfers of value by us and our independent sales agencies, and any failure to comply could result in significant fines and penalties.
The Health Insurance Portability and Accountability Act, or HIPAA, created two new federal crimes: healthcare fraud and false statements relating to healthcare matters. HIPAA also includes privacy and security provisions designed to regulate the use and disclosure of “protected health information,” or “PHI, which is health information that identifies a patient and that is held by a health care provider, a health plan or health care clearinghouse. We are not directly regulated by HIPAA, but our ability to access PHI for purposes such as marketing, product development, clinical research or other uses is controlled by HIPAA and restrictions placed on health care providers and other covered entities. HIPAA was amended in 2009 by the Health Information Technology for Economic and Clinical Health Act (HITECH) which strengthened the rule, increased penalties for violations and added a requirement for the disclosure of breaches to affected individuals, the government and in some cases the media. We must carefully structure any transaction involving PHI to avoid violation of HIPAA and HITECH requirements.
In addition, there has been a recent trend of increased state regulation of payments made to physicians. Certain states mandate implementation of commercial compliance programs, impose restrictions on device manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians and other healthcare providers. The shifting commercial compliance environment and the need to build and maintain robust and expandable systems to comply with different compliance and/or reporting requirements in multiple jurisdictions increase the possibility that a healthcare company may violate one or more of the requirements.
We may also be exposed to liabilities under the U.S. Foreign Corrupt Practices Act, or FCPA, which generally prohibits companies and their intermediaries from making corrupt payments to foreign officials for the purpose of obtaining or maintaining business or otherwise obtaining favorable treatment, and requires companies to maintain adequate record-keeping and internal accounting practices to accurately reflect the transactions of the company. We are also subject to a number of other laws and regulations relating to money laundering, international money transfers and electronic fund transfers. These laws apply to companies, individual directors, officers, employees and agents.
If a governmental authority were to conclude that we are not in compliance with applicable laws and regulations, we and our officers and employees could be subject to severe criminal and civil penalties, including exclusion from participation as a supplier of product to beneficiaries covered by Medicare or Medicaid.
Similar laws are increasingly being introduced in the individual EEA countries. The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medical devices is prohibited. The provision of benefits or advantages to physicians is also governed by the national antibribery laws of the EEA countries. One such example is the UK Bribery Act 2010. Payments made to physicians in certain EEA countries must also be publically disclosed. Moreover, agreements with physicians must often be the subject of prior notification and approval by the physician’s employer, his/her competent professional organization, and/or the competent authorities of the EEA countries. These requirements are provided in the national laws, industry codes, or professional codes of conduct applicable in the EEA countries. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

Intellectual Property
Our success depends upon our ability to protect our intellectual property. For protection of our intellectual property, we rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, as well as customary confidentiality and other contractual protections. As of December 31, 2014, we owned nearly 400 issued patents globally, of which 33 were issued U.S. patents. As of December 31, 2014, we owned over 100 patent applications pending globally, of which 31 were patent applications pending in the United States. Our issued patents expire between 2020 and 2032, subject to payment of required maintenance fees, annuities and other charges. As of December 31, 2014, we also owned 15 U.S. trademark registrations and 62 foreign trademark registrations, as well as 5 pending U.S. trademark registrations and 10 pending foreign trademark registrations.
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
Employees
As of December 31, 2014, we had 452 employees, 287 of whom were primarily engaged in sales and marketing, 81 of whom were primarily engaged in product development and research, and 84 of whom were primarily engaged in administration and finance. A majority of these employees are located outside the United States. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.
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
We have incurred significant losses in most fiscal years since inception. We incurred net losses of $11.0 million, $27.9 million and $9.7 million in 2014, 2013 and 2012, respectively. As a result of ongoing losses, we had an accumulated deficit of $94.7 million at December 31, 2014. We expect to continue to incur significant product development, clinical and regulatory, sales and marketing and other expenses. Additionally, we expect that our general and administrative expense will increase due to the additional operational and reporting costs associated with being a public company. We will need to generate significant additional revenue to achieve and maintain profitability, and even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time. Our failure to achieve or maintain profitability could negatively impact the value of our common stock.

Our VerteBRIDGE and Mobi platform products represent highly concentrated product offerings that may limit our ability to grow our revenue and compete effectively against other companies, and our business would be adversely affected in the event we are unable to sell one or more of our products.
We offer novel and proprietary surgical technologies for use in both the fusion and non-fusion spine implant markets. Our VerteBRIDGE fusion platform and Mobi non-fusion platform products are designed for both cervical and lumbar applications. Our VerteBRIDGE and Mobi platform products address only a portion of the types of products used in spine implant surgeries. We do not offer surgeons a full range of products to meet all of their needs in spine implant surgeries and the requirement to obtain clearances, CE mark and register products vary by country. For example, our product offering does not include a portfolio of osteobiologic solutions, minimally invasive posterior instrumentation or posterior cervical instrumentation. Our competitors’ products are often used in the same surgery as our products, and this may limit our ability to compete effectively against our competitors, limiting our revenue growth.
In addition, a substantial amount of our revenue is generated by just a few products. For example, in 2014, 89% of our revenue came from our VerteBRIDGE and Mobi platform products, most of which came from products incorporating our VerteBRIDGE plating technology. These categories of products are dominated by ROI-A and Avenue L, in the lumbar product portfolio, and ROI-C and Mobi-C, in the cervical product portfolio. In the event we are unable to market and sell these devices or any future device that represents a substantial amount of our revenue, our results of operations and financial condition will be materially adversely affected.
To be commercially successful, we must convince spine surgeons that our VerteBRIDGE and Mobi platform products are attractive alternatives to our competitors’ products.
Spine surgeons play a significant role in determining the course of treatment and, ultimately, the type of product that will be used to treat a patient, so we rely on effectively marketing to them. Acceptance of our products depends on educating spine surgeons as to the distinctive characteristics, perceived clinical benefits, safety and cost-effectiveness of our products as compared to our competitors’ products and on training spine surgeons in the proper application of our products. If we are not successful in convincing spine surgeons of the merits of our products or educating them on the use of our products, they may not use our products and we will be unable to increase our sales and sustain growth or reach profitability. Our exclusive technology products represented approximately 89%, 83% and 80% of our sales for the years ended December 31, 2014, 2013 and 2012, respectively. As a result, continued market acceptance of those products is critical to our continued success. If the volume of sales of these products declines, our business, financial position and results of operations could be materially and adversely affected.
Furthermore, we believe spine surgeons will not widely adopt our products unless they determine, based on experience, clinical data and published peer-reviewed journal articles, that our products and the techniques to implant them provide benefits or are attractive alternatives to our competitors’ products. Surgeons may be hesitant to change their medical treatment practices for the following reasons, among others:

•	lack of experience with our products;

•	existing relationships with competitors and distributors that sell their products;

•	lack or perceived lack of evidence supporting additional patient benefits;

•	perceived liability risks generally associated with the use of new products and procedures;

•	less favorable coverage and reimbursement amount compared to other products and techniques; and

•	the time commitment that may be required for training.
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
We received approval from the U.S. Food and Drug Administration for our Mobi-C device in August 2013 and have limited experience selling it in the United States.
Our future growth is significantly dependent on the success of Mobi-C, our cervical disc replacement device, in the U.S. market. While we have been selling Mobi-C internationally since 2004, we did not obtain approval for Mobi-C from the U.S. Food and Drug Administration, or FDA, until August 2013. As a result, we have limited history selling Mobi-C in the United States upon which you can evaluate its prospects. We cannot assure you that Mobi-C in the U.S. market will be successful, and our future growth may be limited.

Even if we are successful with Mobi-C in the U.S. market, its commercial success depends on surgeon acceptance and third-party payor coverage and reimbursement.
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
The success of Mobi-C depends significantly on the availability and level of government and third-party payor reimbursement for procedures using our Mobi-C device. Many payors, including Medicare contractors, state Medicaid programs and private insurers may not reimburse for use of cervical disc replacement devices, including our Mobi-C device. While we believe there is a trend for broader coverage of cervical disc replacement devices in the United States, we cannot assure you that this coverage will continue to improve or that payors will not cease reimbursing for cervical disc replacement devices altogether. Additionally, even where reimbursement for cervical disc replacement devices exists, it is typically limited to treatment of cervical disc disease in one vertebral level, or one-level disease. Furthermore, surgeons may be reimbursed at a lower amount for performing a procedure using a cervical disc replacement device than traditional ACDF. In addition to its approval for treatment of one-level disease, Mobi-C is the first cervical disc replacement device approved to treat cervical disc disease in two adjacent vertebral levels, or two-level disease. As a result, we will need to work with payors to obtain coverage for the use of Mobi-C to treat two-level cervical disc disease. Payors may, however, conclude that Mobi-C for the treatment of two-level disease should still be considered investigational, may defer coverage pending additional long-term data or may deny coverage based on a combination of these or other factors. Furthermore, even if government and third-party payors elect to reimburse for Mobi-C for the treatment of two-level cervical disc disease, it is possible that these payors may also elect to reimburse for our competitors’ cervical disc replacement devices when used to treat two-level cervical disc disease, even without our competitors’ products having FDA approval for such treatment. If the trend towards reimbursement of procedures involving cervical disc replacement devices does not continue, slows or stops altogether, our ability to market and sell Mobi-C would be significantly limited and our business and operations would suffer. Additionally, if we establish reimbursement for Mobi-C for treatment of two-level cervical disc disease, and our competitors’ products receive the same treatment without FDA approval for such treatment, our competitive advantage in the United States would be limited and that would significantly limit our ability to grow our business.
If coverage and reimbursement from third-party payors for our products significantly declines, surgeons, hospitals and other healthcare providers may be reluctant to use our products and our sales may decline.
In the United States, surgeons, hospitals and other healthcare providers who purchase medical devices like our products generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans, to pay for all or a portion of the costs and fees associated with the spinal surgery and the products utilized in the procedure, including the cost of our products. Our customers’ access to adequate coverage and reimbursement for the procedures performed using our products by government and third-party payors is central to the acceptance of our current and future products. We may be unable to sell our products on a profitable basis if government and third-party payors deny coverage or reduce their current levels of reimbursement. To contain costs of new technologies, governmental healthcare programs and third-party payors are increasingly scrutinizing new and even existing treatments by requiring extensive evidence of favorable clinical outcomes. Surgeons, hospitals and other healthcare providers may not purchase our products if they do not receive satisfactory reimbursement from these third-party payors for the cost of the procedures using our products. Payors continue to review their coverage policies carefully for existing and new therapies and can, without notice, deny coverage for treatments that include the use of our products. If we are not successful in reversing existing non-coverage policies, if other third-party payors issue similar policies or if we are not able to be reimbursed at appropriate levels, this could have a material adverse effect on our business and operations.
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
We first began operations in 2000 and have operated in the United States since 2005. We have limited experience marketing and selling our Mobi-C cervical disc replacement device, for which we received FDA approval in August 2013, and we have limited experience marketing that device in the United States. As of December 31, 2014, our sales organization consists of regional sales managers that lead direct sales representatives and over 200 independent sales agencies. For the year ending December 31, 2014, the vast majority of our U.S. sales were from independent sales agencies. Outside of the United States, we sell through direct sales representatives and distributors that are often managed by our direct sales managers located in our foreign offices. We had sales in over 25 countries in 2014 and over 50 international distributors. Our operating results are directly dependent upon the sales and marketing efforts of not only our employees, but also our independent sales agencies and distributors. We expect our direct sales representatives, independent sales agencies and distributors to develop long-lasting relationships with the surgeons they serve. If our direct sales representatives, independent sales agencies or distributors fail to adequately promote, market and sell our products, our sales could significantly decrease.
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
There are a limited number of suppliers and third-party manufacturers that operate under the FDA’s current Good Manufacturing Practices, maintain certifications from the International Organization for Standardization (ISO), that are recognized as harmonized standards in the EEA, and that have the necessary expertise and capacity to manufacture our products. As a result, it may be difficult for us to locate manufacturers for our anticipated future needs, and our anticipated growth could strain the ability of our current suppliers to deliver products, materials and components to us. If we are unable to arrange for third-party manufacturing of our products, or to do so on commercially reasonable terms, we may not be able to complete development of, market and sell our new products.
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

The proliferation of physician-owned distributorships could harm our ability to sell our products to physicians who own or are affiliated with those distributorships.
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
Although we believe our training methods for surgeons are conducted in compliance with FDA and other applicable regulations developed both nationally and in third countries, if the FDA or other competent authority determines that our training constitutes promotion of an unapproved use or promotion of an intended purpose not covered by the current CE mark affixed to our product or FDA approved labeling, they could request that we modify our training or subject us to regulatory enforcement actions, including the issuance of a warning letter, injunction, seizure, civil fine and criminal penalty.
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
We began operations in 2000. Accordingly, we have a limited operating history upon which to base an evaluation of our business and prospects. In assessing our prospects, you must consider the risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets, particularly companies engaged in the development and sales of medical devices. These risks include our ability to:

•	manage rapidly changing and expanding operations;

•	establish and increase awareness of our brand and strengthen customer loyalty;

•	grow our direct sales force and increase the number of our independent sales agents and distributors to expand sales of our products in the United States and in targeted international markets;

•	implement and successfully execute our business and marketing strategy;

•	respond effectively to competitive pressures and developments;

•	continue to develop and enhance our products and products in development;

•	obtain regulatory clearance, approval or CE Certificate of Conformity to commercialize new products and enhance our existing products;

•	expand our presence and commence operations in international markets;

•	perform clinical research and trials on our existing products and current and future product candidates; and

•	attract, retain and motivate qualified personnel.

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
We are dependent upon the continued services of key members of our executive management and a limited number of key advisors and personnel. In particular, we are highly dependent on the skills and leadership of our executive management team. The loss of any one of these individuals could disrupt our operations or our strategic plans. Additionally, our future success will depend on, among other things, our ability to continue to hire and retain the necessary qualified scientific, technical, sales, marketing and managerial personnel, for whom we compete with numerous other companies, academic institutions and organizations. The loss of members of our management team, key advisors or personnel, or our inability to attract or retain other qualified personnel or advisors, could have a material adverse effect on our business, results of operations and financial condition.
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
As a result of the need to maintain substantial levels of inventory, we are subject to the risk of inventory obsolescence. Many of our products come in sets that feature components in a variety of sizes allowing the implant or device to be customized to the patient’s needs. In order to market our products effectively, we often must maintain and provide surgeons and hospitals with implant sets, back-up products and products of different sizes. For each surgery, fewer than all of the components of the set are used, and therefore certain portions of the set may expire before they can be used or be considered excess inventory since they are not likely to be used. In the event that a substantial portion of our inventory becomes obsolete, it could have a material adverse effect on our earnings and cash flows due to the resulting costs associated with the inventory impairment charges and costs required to replace such inventory.

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
Our business is generally not seasonal in nature. However, our sales may be influenced by summer vacation and winter holiday periods, during which we have experienced fewer spine surgeries taking place. We have experienced and continue to experience meaningful variability in our sales and gross profit among quarters, as well as within each quarter, as a result of a number of factors, including, among other things:

•	the number of products sold in the quarter;

•	the number of surgical procedures performed during the quarter;

•	the demand for, and pricing of our products and the products of our competitors;

•	the timing of or failure to obtain regulatory clearances, approvals or CE Certificates of Conformity for products;

•	costs, benefits, and timing of new product introductions;

•	increased competition;

•	the availability and cost of components and materials;

•	the number of selling days in the quarter;

•	fluctuation and foreign currency exchange rates; and

•	impairment and other special charges.
If we experience material weaknesses in the future or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately report our financial condition or results of operations which may adversely affect investor confidence in us and, as a result, the value of our common stock.
As a public company, we are required, under Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. The results of this assessment need to be included in our annual report and we are required to disclose any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be prevented, or detected and corrected, on a timely basis.
We devoted significant resources to compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404 for the year ended December 31, 2014. In future years, we may need to devote more resources to Section 404 compliance, and we may not be able to complete our annual evaluations, testing and any required remediations in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. Lack of effective controls could severely inhibit our ability to accurately report our financial condition or results of operations. We cannot assure you that there will not be material weaknesses and/or significant deficiencies in our internal controls in the future.
If we are unable to conclude that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which would likely cause the price of our common stock to decline.
Additionally, when we cease to be an “emerging growth company” under the federal securities laws, our auditors will be required to express an opinion on the effectiveness of our internal controls. If we are unable to confirm that our internal control over financial reporting is effective, or if our auditors are unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline.
We have incurred and will continue to incur significant additional costs as a result of being a public company, and our management is required to devote substantial time to compliance initiatives.
The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, the Securities and Exchange Commission, or the SEC, and NASDAQ impose various requirements on public companies, including the establishment and maintenance of effective disclosure and financial controls and specific corporate governance practices. These rules and regulations increase our accounting, legal and financial compliance costs and make some activities more time-consuming and costly. In addition, we expect that our management and other personnel will need to divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, which will increase when we are no longer an emerging growth company, as defined by the JOBS Act. We will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and may need to establish an internal audit function. We cannot predict or estimate the amount of additional costs we may incur as a result of becoming a public company or the timing of such costs.
These rules and regulations could make it more expensive for us to maintain directors’ and officers’ liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees, or as executive officers.
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
We depend on our information technology systems for the efficient functioning of our business, including accounting, data storage, compliance, purchasing and inventory management. We do not have redundant systems at this time; however, we have begun a process to determine the investment required to provide redundancy on our mission critical enterprise systems. Upon approval of the related projects, we expect them to be implemented within the next three years. While we will attempt to mitigate interruptions, we may experience difficulties in implementing some upgrades which would impact our business operations, or experience difficulties in operating our business during the upgrade, either of which could disrupt our operations, including our ability to timely ship and track product orders, project inventory requirements, manage our supply chain and otherwise adequately service our customers. In the event we experience significant disruptions as a result of the current implementation of our information technology systems, we may not be able to repair our systems in an efficient and timely manner. Accordingly, such events may disrupt or reduce the efficiency of our entire operation and have a material adverse effect on our results of operations and cash flows.
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
In addition, the FDA may change its clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions that may prevent or delay approval or clearance of our products under development or impact our ability to modify our currently approved or cleared products on a timely basis. For example, in 2011, the FDA announced a Plan of Action to modernize and improve the FDA’s premarket review of medical devices, and has implemented, and continues to implement, reforms intended to streamline the premarket review process. In addition, as part of the Food and Drug Administration Safety and Innovation Act of 2012, or FDASIA, Congress enacted several reforms entitled the Medical Device Regulatory Improvements and additional miscellaneous provisions which further affect medical device regulation both pre- and post-approval. Any change in the laws or regulations that govern the clearance and approval processes relating to our current and future products could make it more difficult and costly to obtain clearance or approval for new products, or to produce, market and distribute existing products.
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
In addition, even after we have obtained the proper regulatory clearance or approval to market a product, the FDA has the power to require us to conduct postmarketing studies. For example, as a condition of approval, we are required to conduct a post-approval study of Mobi-C, as well as an enhanced surveillance study. The post-approval study takes the form of continued follow-up for the existing pivotal clinical trial subjects to evaluate overall success rate over a total of seven years. This study is expected to cost approximately $1.4 million in 2015. The enhanced surveillance study is a post-market surveillance system designed primarily to identify any adverse events, device malfunctions or complaints for patients implanted with the device during the first ten years of commercial use in the United States, with an expected cost of approximately $150,000 per year. Failure to conduct required studies in a timely manner could result in the revocation of the 510(k) clearance or PMA approval for the product that is subject to such a requirement and could also result in the recall or withdrawal of the product, which would prevent us from generating sales from that product in the United States.
In the EEA, our medical devices must comply with the Essential Requirements laid down in Annex I to the Medical Devices Directive. Compliance with these requirements is a prerequisite to be able to affix the CE mark of conformity to our medical devices, without which they cannot be marketed or sold in the EEA. To demonstrate compliance with the Essential Requirements laid down in Annex I to the Medical Devices Directive we must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. Except for low risk medical devices (Class I with no measuring function and which are not sterile), where the manufacturer can issue an EC Declaration of Conformity based on a self-assessment of the conformity of its products with the Essential Requirements laid down in Annex I to the Medical Devices Directive, a conformity assessment procedure requires the intervention of a third party organization designated by competent authorities of a EEA country to conduct conformity assessments, or a Notified Body. The Notified Body would typically audit and examine products’ Technical Files and the quality system for the manufacture, design and final inspection of the devices before issuing a CE Certificate of Conformity demonstrating compliance with the relevant Essential Requirements laid down in Annex I to the Medical Devices Directive.
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
Failure to comply with applicable laws and regulations could jeopardize our ability to sell our products and result in enforcement actions such as:

•	warning letters;

•	fines;

•	injunctions;

•	civil penalties;

•	termination of distribution;

•	recalls or seizures of products;

•	delays in the introduction of products into the market;

•	total or partial suspension of production;

•	refusal of the FDA or other regulator to grant future clearances or approvals;

•	withdrawals or suspensions of current clearances or approvals, resulting in prohibitions on sales of our products;

•	withdrawal or suspension of the CE Certificates of Conformity granted by the Notified Body or delay in obtaining these certificates; and/or

•	in the most serious cases, criminal penalties.
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
Furthermore, potential changes to the 510(k) program may make it more difficult for us to make modifications to our previously cleared products, by either imposing stricter requirements on when a new 510(k) clearance for a modification to a previously cleared product must be submitted, or applying more onerous review criteria to such submissions. In July and December 2011, respectively, the FDA issued draft guidance documents addressing when to submit a new 510(k) clearance due to modifications to 510(k)-cleared products and the criteria for evaluating substantial equivalence. The guidance related to criteria for evaluating substantial equivalence was finalized in July 2014. The July 2011 draft guidance document related to modifications to 510(k)-cleared products was ultimately withdrawn as the result of FDASIA. As a result, the FDA’s original guidance document regarding 510(k) modifications, which dates back to 1997, remains in place. It is uncertain when the FDA will seek to issue new guidance on product modifications. Any efforts to do so could result in a more rigorous review process and make it more difficult to obtain clearance for device modifications.
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
Further, under the FDA’s medical device reporting, or MDR, regulations, we are required to report to the FDA any incident in which our product may have caused or contributed to a death or serious injury or in which our product malfunctioned and, if the malfunction were to recur, would likely cause or contribute to death or serious injury. Repeated product malfunctions may result in a voluntary or involuntary product recall, which could divert managerial and financial resources, impair our ability to manufacture our products in a cost-effective and timely manner, and have an adverse effect on our reputation, results of operations and financial condition. We are also required to follow detailed recordkeeping requirements for all firm-initiated medical device corrections and removals, and to report such corrective and removal actions to FDA if they are carried out in response to a risk to health and have not otherwise been reported under the MDR regulations. In addition, in October 2014, the FDA issued guidance intended to assist the FDA and industry in distinguishing medical device recalls from product enhancements. Per the guidance, if any change or group of changes to a device addresses a violation of the FDCA, that change would generally constitute a medical device recall and require submission of a recall report to the FDA.
If the third parties on which we rely to conduct our clinical trials and to assist us with pre-clinical development do not perform as contractually required or expected, we may not be able to obtain regulatory clearance, approval or a CE Certificate of Conformity for or commercialize our products.
We rely on third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories to conduct some of our clinical trials and prepare our PMA submissions. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if these third parties need to be replaced, or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our pre-clinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval or a CE Certificate of Conformity for, or successfully commercialize, our products on a timely basis, if at all, and our business, operating results and prospects may be adversely affected. Furthermore, our third-party clinical trial investigators may be delayed in conducting our clinical trials for reasons outside of their control.
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
The system for reporting is called “Open Payments” and does apply to medical device manufacturers. 2014 was the first year for reporting under the Open Payments system. Going forward, device manufacturers must submit reports by the 90th day of each calendar year. Due to the difficulty in complying with Physician Payment Sunshine Act and the nature of our U.S. sales force concentrated with independent sales agencies, we cannot assure you that we will successfully report all transfers of value by us and our independent sales agencies, and any failure to comply could result in significant fines and penalties.
In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians. Some states, such as California, Massachusetts and Nevada, mandate implementation of commercial compliance programs, while other states, such as Massachusetts and Vermont, impose restrictions on device manufacturer marketing practices and tracking and reporting of gifts, compensation and other remuneration to physicians. A similar trend is observed in foreign jurisdictions such as France. In France, companies working in the health sector are required to publicly disclose direct or indirect benefits granted to, and agreements entered into with, physicians and other healthcare professionals. The shifting commercial compliance environment and the need to build and maintain robust and expandable systems to comply with different compliance and/or reporting requirements in multiple jurisdictions increase the possibility that a healthcare company may run afoul of one or more of the requirements.
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
Similar laws are increasingly being introduced in the individual EEA countries. The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medical devices is prohibited. The provision of benefits or advantages to physicians is also governed by the national antibribery laws of the EEA countries. One such example is the UK Bribery Act 2010. Payments made to physicians in certain EEA countries must also be publically disclosed. Moreover, agreements with physicians must often be the subject of prior notification and approval by the physician’s employer, his/her competent professional organization, and/or the competent authorities of the EEA countries. These requirements are provided in the national laws, industry codes, or professional codes of conduct applicable in the EEA countries. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

Legislative or regulatory healthcare reforms may make it more difficult and costly for us to obtain regulatory clearance, CE Certificates of Conformity or approval of our products and to produce, market and distribute our products after clearance, CE Certificate of Conformity or approval is obtained.
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
Federal and state governments in the United States have recently enacted legislation to overhaul the nation’s healthcare system. While the goal of healthcare reform is to expand coverage to more individuals, it also involves increased government price controls, additional regulatory mandates and other measures designed to constrain medical costs. The PPACA significantly impacts the medical device industry. Among other things, the PPACA:

•	imposes an annual excise tax of 2.3% on any entity that manufactures or imports medical devices offered for sale in the United States (described in more detail below);

•	establishes a new Patient-Centered Outcomes Research Institute to oversee and identify priorities in comparative clinical effectiveness research in an effort to coordinate and develop such research;

•
implements payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models; and

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
On September 26, 2012, the European Commission adopted a package of legislative proposals designed to replace the existing regulatory framework for medical devices in the EEA. These proposals are intended to strengthen extsing medical device rules in the EEA. On 22 October 2013, the European Parliament voted an amended draft of the Regulation. The proposed text is currently being discussed by the Council of the European Union. If and when adopted the proposed new legislation may prevent or delay the CE marking of our products under development or impact our ability to modify our currently CE marked products on a timely basis.

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
We rely primarily on patent, copyright, trademark and trade secret laws, know-how and continuing technological innovation, as well as confidentiality and non-disclosure agreements and other methods, to protect our proprietary technologies and know-how. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. As of December 31, 2014, we owned nearly 400 issued patents globally, of which 33 were issued U.S. patents. As of December 31, 2014, we owned over 100 patent applications pending globally, of which 31 were patent applications pending in the United States. Our issued patents expire between 2020 and 2032, subject to payment of required maintenance fees, annuities and other charges. As of December 31, 2014, we also owned 15 U.S. trademark registrations and 62 foreign trademark registrations, as well as 5 pending U.S. trademark registrations and 10 pending foreign trademark registrations.
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
We sell our products globally and have a number of offices around the world. During the years ended December 31, 2014, 2013 and 2012, approximately 22%, 26% and 29% of our revenue, respectively, was attributable to our international customers. As of December 31, 2014, approximately 46% of our employees were located abroad. In addition, substantially all of our manufacturing is conducted in France and a substantial portion of our suppliers are located in Europe. The sale and shipment of our products across international borders, as well as the purchase of components and products from international sources, subjects us to extensive U.S., French and EEA and foreign governmental trade, import and export and customs regulations and laws. Compliance with these regulations and laws is costly and exposes us to penalties for non-compliance. We expect that our international activities will be dynamic over the foreseeable future as we continue to pursue opportunities in international markets. Therefore, we are subject to risks associated with having worldwide operations. These international operations will require significant management attention and financial resources.
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
The trading market for our common stock will be influenced to some extent by the research and reports that industry or financial analysts publish about us and our business. We do not control these analysts. We may not attract or retain research coverage, and the analysts who publish information about our common stock could have relatively little experience with our company, which could affect their ability to accurately forecast our results and could make it more likely that we fail to meet their estimates. In addition, analysts who cover us could provide inaccurate or unfavorable research or issue an adverse opinion regarding our stock price, and our stock price could decline. If one or more of these analysts cease coverage of our company or fail to publish reports covering us regularly, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline.
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
Our executive officers, directors, and beneficial owners of 5% or more of our outstanding common stock and their affiliates beneficially own approximately 31.1% of our outstanding common stock as of December 31, 2014. As a result, these persons, acting together, will have the ability to significantly influence the outcome of all matters requiring stockholder approval, including the election and removal of directors and any merger, consolidation, or sale of all or substantially all of our assets, and they may act in a manner that advances their best interests and not necessarily those of other stockholders, by among other things:

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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties
We lease our offices and do not own any real estate. Our principal offices are located in Austin, Texas and Troyes, France. Our offices in Austin, Texas occupy approximately 67,410 square feet of leased space in Austin, Texas. The lease term expires in 2019. We may extend our lease an additional five years or choose to let the initial lease expire and find alternative office space to purchase or lease. Our offices in Troyes, Frances occupy approximately 32,770 square feet of leased space. The first lease expires in 2021, but may be canceled by us at the end of each three year period, or 2015 and 2018. The second and third leases expire in 2023, but may be canceled by us at the end of each three year period, or 2017 and 2020. We may choose to let the leases expire every three years as noted or find additional office space to purchase or lease.
We also maintain sales, distribution or development offices in France, Brazil, China and Hong Kong. We believe that our current facilities are suitable and adequate to meet our current needs. We intend to add new facilities or expand existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.
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
Our common stock has been listed on the NASDAQ under the symbol “LDRH” since October 9, 2013. Prior to that date, there was no public trading market for our common stock. Our initial public offering was priced at $15.00 per share on October 8, 2013. The following table sets forth for the periods indicated the high and low sales prices of our common stock as reported on the NASDAQ:

	Sales Price Per Share in 2014
	Low	High
Fourth Quarter	$29.91	$36.38
Third Quarter	21.70	31.80
Second Quarter	22.47	34.43
First Quarter	23.34	40.39

	Sales Price Per Share in 2013
	Low	High
Fourth Quarter	$17.79	$26.99
On February 13, 2015, the last reported sales price of our common stock on the NASDAQ was $37.73 per share and there were 39 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, this number is not indicative of the total number of stockholders represented by these stockholders of record.
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
Performance Graph
The following graph compares the cumulative total stockholder return data on our common stock with the cumulative return of (i) The NASDAQ Stock Market Composite Index, and (ii) NASDAQ Medical Equipment Index during the period commencing on October 9, 2013, the initial trading day of our common stock, and ending on December 31, 2014. The graph assumes that $100 was invested at the beginning of the period in our common stock and in each of the comparative indices. The stock price performance on the following graph is based on historical results and is not necessarily indicative of future stock price performance.
The following graph and related information shall not be deemed “soliciting material” or be deemed to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing, except to the extent that we specifically incorporate it by reference into such filing.

Comparison of 5 Year Cumulative Total Return
Among LDR Holding Corporation,
The NASDAQ Composite Index
and The NASDAQ Medical Equipment Index
Item 6. Selected Financial Data.
The following tables present our selected consolidated financial and operating data for the periods indicated. The summary consolidated statement of comprehensive income (loss) data for the years ended December 31, 2014, 2013, 2012 and 2011 and the summary consolidated balance sheet data as of December 31, 2014 and 2013 have been derived from our audited consolidated financial statements included in this Annual Report on Form 10-K. The selected consolidated statement of comprehensive income (loss) data for the years ended December 31, 2011 and 2010 and the selected consolidated balance sheet data as of December 31, 2012, 2011 and 2010 have been derived from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future. The summary financial information below should be read in conjunction with the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements and notes thereto, and other financial information included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except share and per share data)
Consolidated Statement of Comprehensive Income (Loss) Data:
Revenue	$141,254	$111,594	$90,918	$77,975	$58,873
Cost of goods sold	24,418	17,947	14,770	12,564	9,452
Gross profit	116,836	93,647	76,148	65,411	49,421
Operating expenses:
Research and development	12,323	9,380	10,751	9,040	8,170
Sales and marketing	87,506	67,676	51,846	42,270	29,113
General and administrative	27,720	18,915	14,825	11,121	8,539
Total operating expenses	127,549	95,971	77,422	62,431	45,822
Operating income (loss)	(10,713)	(2,324)	(1,274)	2,980	3,599
Total other income (expense), net	1,166	(23,940)	(7,248)	(3,480)	(1,021)
Income (loss) before income taxes	(9,547)	(26,264)	(8,522)	(500)	2,578
Income tax expense	(1,430)	(1,671)	(1,179)	(1,328)	(664)
Net income (loss)	$(10,977)	$(27,935)	$(9,701)	$(1,828)	$1,914
Net income (loss) per common share:
Basic	$(0.43)	$(3.09)	$(2.10)	$(0.41)	$0.41
Diluted	(0.43)	(3.09)	(2.10)	(0.41)	0.41
Weighted average number of shares outstanding:
Basic	25,288,284	9,040,567	4,615,352	4,490,481	4,450,026
Diluted	25,288,284	9,040,567	4,615.352	4,490,481	5,049,572

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Other Financial Data:
Depreciation and amortization	$4,682	$4,024	$3,133	$2,387	$1,782
Adjusted EBITDA(1) (unaudited)	(806)	2,969	2,154	5,551	5,501

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	73,883	56,678	19,135	5,599	7,638
Working capital	98,922	55,376	33,959	17,120	13,934
Total assets	161,809	127,993	81,591	57,890	52,860
Line of credit, net of discount	18,166	18,162	18,985	7,201	5,162
Long-term debt, net of discount and current portion	1,422	2,758	30,326	14,375	9,017
Total liabilities	54,108	50,316	77,222	45,060	36,472
Total redeemable convertible preferred stock	—	—	35,000	35,000	35,000
Total stockholders' equity (deficit)	107,701	77,677	(30,631)	(22,170)	(18,614)
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

Income Tax Expense
We are taxed at the rates applicable within each jurisdiction in which we operate, primarily in the United States, France and Brazil. The composite income tax rate, tax provisions, deferred tax assets and deferred tax liabilities will vary according to the jurisdiction in which profits arise. Tax laws are complex and subject to different interpretations by management and the respective governmental taxing authorities, and require us to exercise judgment in determining our income tax provision, our deferred tax assets and liabilities and the valuation allowance recorded against our net deferred tax assets. Deferred tax assets and liabilities are determined using the enacted tax rates in effect for the years in which those tax assets are expected to be realized. A valuation allowance is established when it is more likely than not that the future realization of all or some of the deferred tax assets will not be achieved. We have recorded a full valuation allowance on our net deferred tax assets in the United States as of December 31, 2014 and 2013 due to uncertainties related to our ability to utilize our deferred tax assets in the foreseeable future.
Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements requires us to make assumptions, estimates and judgments that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities as of the date of the consolidated financial statements, and the reported amounts of sales and expenses during the reporting periods. Certain of our more critical accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. On an ongoing basis, we evaluate our judgments, including those related to inventories, recoverability of long-lived assets and the allowance for doubtful accounts. We use historical experience and other assumptions as the basis for our judgments and making these estimates. Because future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Any changes in those estimates will be reflected in our consolidated financial statements as they occur. As an “emerging growth company,” we have elected to delay the adoption of new or revised accounting standards until those standards would otherwise apply to private companies. As a result, our financial statements may not be comparable to those of other public companies. While our significant accounting policies are more fully described in note 2 to our consolidated financial statements, we believe that the following accounting policies and estimates are most critical to a full understanding and evaluation of our reported financial results. The critical accounting policies addressed below reflect our most significant judgments and estimates used in the preparation of our consolidated financial statements.
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
Excess and Obsolete Inventory
We state inventories at the lower of cost or market. We determine cost on a weighted average basis. The majority of our inventory is finished goods, because we primarily utilize third-party suppliers to source our products. We evaluate the carrying value of our inventories in relation to the estimated forecast of product demand, which takes into consideration the estimated life cycle of product releases. A significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. When quantities on hand exceed estimated sales forecasts, we record a reserve for excess inventories, which results in a corresponding charge to cost of goods sold. Charges incurred for excess and obsolete inventory were $1.2 million, $641,000 and $1.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.
The need to maintain substantial levels of inventory impacts the risk of inventory obsolescence. Many of our products come in kits, which feature implants in a variety of sizes so that the implant or device may be customized to the patient’s needs. In order to market our products effectively, we often must maintain and provide surgeons and hospitals with consignment implant sets, back-up products and products of different sizes. For each surgery, fewer than all of the components of the set are used, and therefore certain portions of the set may expire before they can be used or be considered excess inventory since they are not likely to be used. Additionally, our industry is characterized by regular new product development that could result in an increase in the amount of obsolete inventory quantities on hand. For example, as we introduce new products or next-generation products, we may be required to take charges for excess and obsolete inventory that could have a significant impact on the value of our inventory or our operating results.
Goodwill and Intangible Assets
We were formed in 2006, principally as a financing vehicle associated with the reorganization of our two principal subsidiaries, LDR Spine USA, Inc. (Spine) and LDR Médical, SAS (Médical). In connection with our formation, the stockholders of Spine and Médical agreed to contribute their ownership interests to us in exchange for our preferred stock and/or common stock. For accounting purposes, Médical was deemed to be the acquirer of Spine. The goodwill that was recorded represents the excess of the fair value of the capital that was exchanged in the transaction and the fair value of the identifiable assets and assumed liabilities of Spine that were acquired by Médical as of the date of the transaction. As of such date, we concluded that the goodwill should be assigned to the Spine reporting unit, as the U.S. operations were expected to benefit from the synergies of the business combination as contemplated in the transaction.
Our goodwill is assessed in the fourth quarter of each year or more frequently if events or changes in circumstances indicate that impairment may exist. We first assess qualitative factors before performing a quantitative analysis of the fair value of the reporting unit. If it is determined on the basis of the qualitative factors that it is more likely than not that the fair value of our reporting unit is less than its carrying amount, then a quantitative analysis is performed.
If a quantitative analysis is performed, the fair values are estimated using an income and discounted cash flow approach. The impairment evaluation related to goodwill requires the use of considerable management judgment to determine discounted future cash flows, including estimates and assumptions regarding the amount and timing of cash flows, cost of capital and growth rates. Cash flow assumptions used in the assessment are estimated using assumptions in our annual operating plan as well as our five-year strategic plan. Our annual operating plan and strategic plan contain revenue assumptions that are derived from existing technologies as well as future revenues attributed to in-process technologies and the associated launch, growth and decline assumptions normal for the life cycle of those technologies. In addition, management considers relevant market information, peer company data and historical financial information. We also considere our historical operating losses in assessing the risk related to our future cash flow estimates and attempted to reflect that risk in the development of our weighted average cost of capital.
The process of evaluating the potential impairment related to our goodwill and indefinite-lived intangible assets is highly subjective and requires the application of significant judgment. If an event occurs that would cause us to revise our estimates and assumptions used in analyzing the value of our goodwill and other intangible assets with indefinite lives, the revision could result in a non-cash impairment charge that could have a material impact on our financial results. As of December 31, 2014 and 2013, we performed our annual review of goodwill and indefinite-lived intangible assets and concluded that no impairment existed for our reporting unit during any of the periods presented. No impairment charges have been required to date.
Intangible assets with finite useful lives are amortized over the period of estimated benefit using the straight-line method and estimated useful lives ranging from three to ten years. We evaluate identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Events or changes in circumstances that could result in an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, and significant negative industry or economic trends. Impairment is recognized when the asset is not recoverable and the carrying amount of an asset exceeds its fair value as calculated on a discounted cash flow basis. If an event occurs that would cause us to revise our estimates and assumptions used in analyzing the value of our finite-lived intangible assets, that revision could result in a non-cash impairment charge that could have a material impact on our financial results. As of December 31, 2014 and 2013, there were no indicators that our intangible assets with finite lives were impaired.

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
Our long-lived assets include instruments, which are handheld devices used by spine surgeons during surgical procedures to facilitate the implantation of our products. There are no contractual terms with respect to the usage of our instruments by our customers. Surgeons are under no contractual commitment to use our instruments. We maintain ownership of these instruments and, when requested, we allow the surgeons to use the instruments to facilitate implantation of our related products. We do not currently charge for the use of our instruments and there are no minimum purchase commitments of our products. As our surgical instrumentation is used numerous times over several years, often by many different customers, instruments are recognized as long-lived assets once they have been placed in service. Instruments, and instrument parts, that have not been placed in service are carried at cost, net of allowances for excess and obsolete instruments, and are included as surgical instruments within property and equipment, net on the consolidated balance sheets. Once placed in service, instruments are carried at cost, less accumulated depreciation. Depreciation is computed using the straight-line method based on the estimated useful lives. As instruments are used as tools to assist surgeons, depreciation of instruments is recognized as a sales and marketing expense. Instrument depreciation expense was $3.1 million, $2.6 million and $2.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.
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
Stock-Based Compensation
We apply the fair value recognition provisions of Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation-Stock Compensation, which we refer to as ASC 718. Determining the amount of stock-based compensation to be recorded requires us to develop estimates of the fair value of stock options as of their grant date. Stock-based compensation expense is recognized ratably over the requisite service period, which in most cases is the vesting period of the award. Calculating the fair value of stock-based awards requires that we make highly subjective assumptions. We use the Black-Scholes option pricing model to value our stock option awards. Use of this valuation methodology requires that we make assumptions as to the volatility of our common stock, the expected term of our stock options, the risk free rate of return for a period that approximates the expected term of our stock options and our expected dividend yield. Because we are a newly public company with a limited operating history, we utilize the historical stock price volatility from a representative group of public companies to estimate expected stock price volatility. We selected companies from the medical device industry, specifically those who are focused on the design, development and commercialization of products for the treatment of spine disorders, and who have similar characteristics to us, such as stage of life cycle and size. We intend to continue to utilize the historical volatility of the same or similar public companies to estimate expected volatility until a sufficient amount of historical information regarding the price of our publicly traded stock becomes available. We use the simplified method as prescribed by the Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share-based Payment, to calculate the expected term of stock option grants to employees as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term of stock options granted to employees. We utilize a dividend yield of zero because we have never paid cash dividends and have no current intention to pay cash dividends. The risk-free rate of return used for each grant is based on the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life. We estimated the fair value of options granted using a Black-Scholes option pricing model with the following assumptions:

	Years Ended December 31,
	2014	2013	2012
Expected dividend yield	—%	—%	—%
Volatility	48.41	52.02	54.77
Risk-free rate of return	0.19	0.17	0.44
Forfeiture rate	8.20	7.90	4.30
Expected life	6 years	6 years	6 years
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
Stock-based compensation expense related to employee stock options, restricted stock units and ESPP awards totaled $5.2 million, $1.3 million and $295,000 for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, we had $13.8 million of total unrecognized stock-based compensation expense, which we expect to recognize over a weighted-average remaining vesting period of approximately two years.
Under ASC 718, we are required to estimate the level of forfeitures expected to occur and record stock-based compensation expense only for those awards that we ultimately expect will vest. We estimate our forfeiture rate based on the type of award, employee class and historical experience. Through December 31, 2014, actual forfeitures have not been material.

Results of Operations
The following table sets forth, for the periods indicated, our unaudited results of operations and our unaudited results of operations as a percentage of revenue:

	Years Ended December 31,
	2014		2013		2012
	(in thousands, except percentages)
Revenue	$141,254	100%	$111,594	100%	$90,918	100%
Cost of goods sold	24,418	17	17,947	16	14,770	16
Gross profit	116,836	83	93,647	84	76,148	84
Operating expenses:
Research and development	12,323	9	9,380	8	10,751	12
Sales and marketing	87,506	62	67,676	61	51,846	57
General and administrative	27,720	20	18,915	17	14,825	16
Total operating expenses	127,549	90	95,971	86	77,422	85
Operating loss	(10,713)	(8)	(2,324)	(2)	(1,274)	(1)
Total other income (expense), net	1,166	1	(23,940)	(21)	(7,248)	(8)
Loss before income taxes	(9,547)	1	(26,264)	(1)	(8,522)	(1)
Income tax expense	(1,430)	—	(1,671)	—	(1,179)	—
Net loss	$(10,977)	(1)%	$(27,935)	(3)%	$(9,701)	(4)%
Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013
Revenue
The following table sets forth, for the periods indicated, our revenue by product category and geography expressed as dollar amounts and the changes in revenue between the specified periods expressed in dollar amounts in thousands and as percentages:

	Years Ended December 31,		Change 2014/2013
	2014	2013	$	%
Exclusive technology products	$125,013	$92,461	$32,552	35%
Traditional fusion products	16,241	19,133	(2,892)	(15)
Total revenue	$141,254	$111,594	$29,660	27%

	Years Ended December 31,		Change 2014/2013
	2014	2013	$	%
United States	$109,597	$82,307	$27,290	33%
International	31,657	29,287	2,370	8
Total revenue	$141,254	$111,594	$29,660	27%
The increase in total revenue in the year ended December 31, 2014 compared to the year ended December 31, 2013 was primarily driven by an increase in revenue from our exclusive technology products in the United States, including sales of our Mobi-C product, which was launched in the United States in August 2013, and increased penetration in existing markets through the expansion of our network of independent sales agencies and direct sales representatives. Revenue growth from our exclusive technology products was driven by a 48% increase in revenue from our exclusive cervical products and by a 13% increase in revenue from our exclusive lumbar products. Sales of our exclusive cervical and lumbar products represented 70% and 30% of total exclusive technology revenue, respectively, for the year ended December 31, 2014.
International revenue increased as a result of increased market penetration and expansion of our product portfolio in existing territories, offset by the unfavorable impact of changes in foreign currency rates.

Cost of Goods Sold
Cost of goods sold was $24.4 million in the year ended December 31, 2014 compared to $17.9 million in the year ended December 31, 2013, an increase of $6.5 million or 36%. The increase was primarily due to an increase in product costs, royalties and freight charges associated with the increase in sales volume and mix. Cost of goods sold increased as a percentage of revenue primarily due to increased inventory reserves associated with the build-up of inventory related to product launches and enhancements.
Research and Development Expenses
Research and development expenses were $12.3 million in the year ended December 31, 2014 compared to $9.4 million in the year ended December 31, 2013, an increase of $2.9 million or 31%. The increase was primarily due to our continued investment in research and development, including an increase of $1.5 million associated with salaries and benefits of additional research and development personnel, a $419,000 increase in stock-based compensation expense and a $949,000 increase in fees and expenses associated with product testing and clinical trials.
Sales and Marketing Expenses
Sales and marketing expenses were $87.5 million in the year ended December 31, 2014 compared to $67.7 million in the year ended December 31, 2013, an increase of $19.8 million or 29%. The increase was primarily due to a $13.8 million increase in compensation costs associated with our investments in our sales organization, including hiring of additional direct sales management and marketing personnel and commissions as a result of the increase in sales volume, a $2.1 million increase in stock-based compensation expense, a $2.9 million increase in expenses associated with medical training workshops and product launch initiatives and a $1.0 million increase in depreciation expense and other expenses associated with our instrument sets and cases.
General and Administrative Expenses
General and administrative expenses were $27.7 million in the year ended December 31, 2014 compared to $18.9 million in the year ended December 31, 2013, an increase of $8.8 million or 47%. The increase was primarily due to a $4.0 million increase in employee salaries and benefits associated with the increase in general and administrative personnel, a $1.4 million increase in stock-based compensation expense, an additional $966,000 in expenses related to being a public company, a $866,000 increase in professional fees associated with general corporate initiatives, a $466,000 increase in bad debt expense and bank fees, a $294,000 increase in medical device and local taxes, and a $234,000 increase in rent expense associated with our office expansion.
Total Other Income (Expense), net
Total other income (expense), net of $1.2 million in the year ended December 31, 2014 primarily consisted of $2.2 million gain due to the effect of changes in foreign exchange rates on payables and receivables held in currencies other than their functional (local) currency, offset by $878,000 in interest expense associated with our long-term debt.
Income Tax Expense
Income tax expense was $1.4 million in the year ended December 31, 2014 compared to $1.7 million in the year ended December 31, 2013. Our effective tax rate calculated as a percentage of income before income taxes was (15.0)% for the year ended December 31, 2014 and (6.4)% for the year ended December 31, 2013. The change in the effective tax rate was a result of the increase in foreign tax expense while we remain in a full valuation allowance position for net operating losses generated in the U.S.
Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012
Revenue
The following table sets forth, for the periods indicated, our revenue by product category and geography expressed as dollar amounts and the changes in revenue between the specified periods expressed in dollar amounts in thousands and as percentages:

	Years Ended December 31,		Change 2012/2013
	2013	2012	$	%
Exclusive technology products	$92,461	$72,805	$19,656	27%
Traditional fusion products	19,133	18,113	1,020	6
Total revenue	$111,594	$90,918	$20,676	23%

	Years Ended December 31,		Change 2012/2013
	2013	2012	$	%
United States	$82,307	$64,801	$17,506	27%
International	29,287	26,117	3,170	12
Total revenue	$111,594	$90,918	$20,676	23%
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
The following table presents a reconciliation of net loss to Adjusted EBITDA for the periods presented:

	Years Ended December 31,
	2014	2013	2012
Operating loss, as reported	$(10,713)	$(2,324)	$(1,274)
Add back:
Depreciation and amortization	4,682	4,024	3,133
Stock-based compensation	5,225	1,269	295
Adjusted EBITDA	$(806)	$2,969	$2,154
Liquidity and Capital Resources
Since our inception in 2000, we have incurred significant losses, and as of December 31, 2014, we had an accumulated deficit of $94.7 million. We have not yet achieved profitability, and anticipate that we will continue to incur losses in the near term. We expect that research and development, sales and marketing and general and administrative expenses will continue to grow, and, as a result, we will need to generate significant revenues to achieve profitability. To date, we have funded our operations primarily with proceeds from our initial and secondary public offerings of common stock, the sale of preferred stock, various credit facilities, a convertible debt issuance and cash flow from operations. As of December 31, 2014, we had outstanding indebtedness of $24.9 million, working capital of $98.9 million and cash and cash equivalents of $73.9 million, including $5.6 million of cash and cash equivalents held by our non-U.S. subsidiaries. If these funds are repatriated to the United States or used for U.S. operations, they may be subject to U.S. tax. Outstanding indebtedness as of December 31, 2014 includes an $18.2 million outstanding balance on our line of credit with Comerica Bank which expires in April 2016.
Initial Public Offering
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
Follow-On Public Offering
In May 2014 and June 2014, we completed our follow-on public offering which generated net proceeds of approximately $34.0 million, after deducting underwriting discounts and expenses of approximately $2.6 million.
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
The following table summarizes, for the periods indicated, cash flows from operating, investing and financing activities (in thousands):

	Years Ended December 31,
	2014	2013	2012
Net cash used in operating activities	$(9,421)	$(5,976)	$(4,363)
Net cash used in investing activities	(11,836)	(4,483)	(5,870)
Net cash provided by financing activities	38,875	47,771	23,868
Effect of exchange rate on cash	(413)	231	(99)
Net change in cash and cash equivalents	$17,205	$37,543	$13,536
Cash Used in Operating Activities
Net cash used in operating activities was $9.4 million in the year ended December 31, 2014, compared to $6.0 million in the year ended December 31, 2013, an increase of $3.4 million. The increase in net cash used in operating activities was primarily attributable to a $8.8 million increase in the change in inventory and a $15.3 million net decrease in non-cash charges, which included accretion related to warrants and discounts on long-term debt, non-cash interest expense and changes in fair value of common stock warrants. These increases were partially offset by the $17.0 million decrease in net loss, the elimination of the requirement to maintain a $2.0 million balance in restricted cash under our Comerica loan agreement, and a $1.7 million decrease in the change in prepaid expenses and other current assets.
Net cash used in operating activities was $6.0 million in the year ended December 31, 2013, compared to $4.4 million in the year ended December 31, 2012 an increase of $1.6 million. The increase in net cash used in operating activities was primarily attributable to an $18.2 million increase in net loss, a $3.2 million increase in accounts receivable and a $2.8 million increase in prepaid expenses and other current assets. The increase was partially offset by a $10.4 million net increase in non-cash charges, which includes accretion related to warrants and discounts on long-term debt, depreciation and amortization, provision for excess and obsolete inventories, non-cash interest expense and changes in fair value of common stock warrants. The increase in net cash used in operating activities was further offset by a $4.3 million decrease in the change in inventory and an $1.0 million decrease in the change in restricted cash.
Cash Used in Investing Activities
Net cash used in investing activities was $11.8 million in the year ended December 31, 2014 compared to $4.5 million in the year ended December 31, 2013, an increase of $7.4 million. The increase in net cash used in investing activities was primarily attributable to a $7.5 million increase in cash paid for the purchase of instruments and cases during the year ended December 31, 2014.
Net cash used in investing activities was $4.5 million in the year ended December 31, 2013 compared to $5.9 million in the year ended December 31, 2012, a decrease of $1.4 million. The decrease in net cash used in investing activities was primarily attributable to a $1.5 million decrease in cash paid for the purchase of instruments and cases during the year ended December 31, 2013.
Cash Provided by Financing Activities
Net cash provided by financing activities was $38.9 million in the year ended December 31, 2014 compared to $47.8 million used in the year ended December 31, 2013, a decrease of $8.9 million. The decrease was primarily attributable to the $49.6 million decrease in our proceeds from the follow-on public offering in 2014 compared to the initial public offering in 2013. This decrease in cash proceeds was partially offset by the $17.1 million in dividends paid to holders of Series C Preferred Stock in 2013, the $14.5 million decrease in net payments on short-term financings, long-term debt and the Company’s line of credit, the $1.3 million increase in contributions by employees for the Employee Stock Purchase Plan, increased proceeds from the exercise of stock options of $2.1 million, and the $6.1 million decrease in stock offering costs.

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
Contractual Obligations and Commitments
The following table summarizes our outstanding contractual obligations as of December 31, 2014:

		Payments Due by Period
	Total	Less than 1 year	1-3 Years	4-5 Years	After 5 Years
Long term debt obligations (1)	$24,940	$5,352	$19,309	$279	$—
Operating lease obligations	15,611	3,636	5,583	4,362	2,030
Purchase obligations (2)	10,203	10,203	—	—	—
__________

(1)	Long-term debt obligations consisted of outstanding principal and exclude scheduled interest payments of $189 as follows: $82 in less than 1 year, $89 in 1-3 years and $18 in 4-5 years.

(2)	Reflects minimum annual volume commitments to purchase inventory under certain of our supplier contracts.
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
Foreign Exchange Risk
We operate in countries other than the United States, and, therefore, we are exposed to foreign currency risks. Revenue from sales outside of the United States represented approximately 22% of our total revenue in the year ended December 31, 2014. We bill most direct sales outside of the United States in local currencies, which are comprised of the Euro and the Brazilian Real. Operating expenses related to these sales are largely denominated in the same respective currency, thereby limiting our transaction risk exposure. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not significant. Additionally, we have intercompany foreign transactions between our subsidiaries, which are denominated in currencies other than their functional currency. Fluctuations from the beginning to the end of any given reporting period result in the remeasurement of our intercompany foreign transactions generating transaction gains or losses in the respective period and are reported in total other income (expense), net in our consolidated financial statements. The monetary assets and liabilities of our foreign subsidiaries denominated in other currencies are translated into U.S. dollars at each balance sheet date resulting in a foreign currency translation adjustment reflected in accumulated other comprehensive loss. We recorded foreign currency translation gains of $3.7 million in the year ended December 31, 2014. We do not currently hedge our exposure to foreign currency exchange rate fluctuations; however, we may choose to hedge our exposure in the future.
Item 8.     Financial Statements and Supplementary Data.
The information required by this item is incorporated by reference to the Consolidated Financial Statements set forth on pages F-1 through F-25 hereof.
Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
There were no changes in or disagreements with our accountants on accounting and financial disclosure matters.
IItem 9A. Controls and Procedures
Disclosure Controls and Procedures
We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In accordance with Rules 13a-15(f) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this Annual Report on Form 10-K, were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting and Attestation Report of the Registered Public Accounting Firm
Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014.
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm as we are an “emerging growth company” as of December 31, 2014, as defined in the recently enacted Jumpstart Our Business Startups Act of 2012.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the year ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

LDR HOLDING CORPORATION

Dated:	February 20, 2015	By:	/s/ Christophe Lavigne
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

Signature	Title	Date

/s/ Christophe Lavigne	President, Chief Executive Officer and Chairman of the Board	February 20, 2015
Christophe Lavigne	(Principal Executive Officer)

/s/ Robert McNamara	Executive Vice President, Chief Financial Officer	February 20, 2015
Robert McNamara	(Principal Financial Officer)

/s/ Denise Cruz	Controller	February 20, 2015
Denise Cruz	(Principal Accounting Officer)

/s/ Joseph Aragona	Director	February 20, 2015
Joseph Aragona

/s/ William W. Burke	Director	February 20, 2015
William W. Burke

/s/ Kevin M. Lalande	Director	February 20, 2015
Kevin M. Lalande

/s/ Stefan Widensohler	Director	February 20, 2015
Stefan Widensohler

LDR HOLDING CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
LDR Holding Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of LDR Holding Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LDR Holding Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Austin, Texas
February 20, 2015

LDR HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$73,883	$56,678
Accounts receivable, net	26,484	22,193
Inventory, net	24,996	17,690
Other current assets	4,864	4,780
Prepaid expenses	1,419	1,593
Deferred tax asset, current	296	—
Total current assets	131,942	102,934
Property and equipment, net	19,025	12,695
Goodwill	6,621	6,621
Intangible assets, net	3,858	3,073
Restricted cash	—	2,000
Deferred tax assets	192	513
Other assets	171	157
Total assets	$161,809	$127,993
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,302	$8,128
Accrued expenses	19,366	16,324
Line of credit, net of discount	—	18,162
Short-term financing	4,343	2,641
Current portion of long-term debt	1,009	1,763
Deferred tax liabilities, current	—	540
Total current liabilities	33,020	47,558
Line of credit, net of discount	18,166	—
Long-term debt, net of discount and current portion	1,422	2,758
Deferred tax liabilities	740	—
Other long-term liabilities	760	—
Total liabilities	54,108	50,316
Commitments and contingencies
Stockholders’ equity:
Common stock; $0.001 par value; 107,000,000 shares authorized at December 31, 2014 and 2013; 26,457,516 shares issued and 26,457,167 shares outstanding at December 31, 2014; 24,076,667 shares issued and outstanding at December 31, 2013	27	24
Treasury stock at cost	(8)	—
Additional paid-in capital	205,920	161,216
Accumulated other comprehensive income (loss)	(3,500)	198
Accumulated deficit	(94,738)	(83,761)
Total stockholders’ equity	107,701	77,677
Total liabilities and stockholders’ equity	$161,809	$127,993
See accompanying notes to consolidated financial statements.

LDR HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2014	2013	2012
Revenue	$141,254	$111,594	$90,918
Cost of goods sold	24,418	17,947	14,770
Gross profit	116,836	93,647	76,148
Operating expenses:
Research and development	12,323	9,380	10,751
Sales and marketing	87,506	67,676	51,846
General and administrative	27,720	18,915	14,825
Total operating expenses	127,549	95,971	77,422
Operating loss	(10,713)	(2,324)	(1,274)
Other operating income (expense):
Other income (expense)	2,037	(771)	(987)
Interest income	27	10	26
Interest expense	(878)	(3,273)	(3,240)
Accretion related to warrants and discounts on long-term debt	(20)	(6,900)	(1,404)
Expense related to beneficial conversion of promissory notes	—	(7,413)	—
Change in fair value of common stock warrants	—	(5,593)	(1,643)
Total other income (expense), net	1,166	(23,940)	(7,248)
Loss before income taxes	(9,547)	(26,264)	(8,522)
Income tax expense	(1,430)	(1,671)	(1,179)
Net loss	(10,977)	(27,935)	(9,701)
Other comprehensive loss:
Foreign currency translation	(3,698)	655	742
Comprehensive loss	$(14,675)	$(27,280)	$(8,959)
Net loss per common share:
Basic and diluted	$(0.43)	$(3.09)	$(2.10)
Weighted average number of shares outstanding:
Basic and diluted	25,288,284	9,040,567	4,615,352
See accompanying notes to consolidated financial statements.

LDR HOLDING CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (in thousands, except share data)

	Series A-1 Preferred Stock		Series A-2 Preferred Stock		Series B Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Amount
Balance at December 31, 2011	11,120,119	$11	18,097,848	$18	14,838,368	$15	4,577,240	$5	—	$—	$25,105	$(1,199)	$(46,125)	$(22,170)
Exercise of common stock options	—	—	—	—	—	—	63,598	—	—	—	132	—	—	132
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	295	—	—	295
Issuance of common stock	—	—	—	—	—	—	1,305		—	—	71	—	—	71
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(9,701)	(9,701)
Currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	742	—	742
Balance at December 31, 2012	11,120,119	11	18,097,848	18	14,838,368	15	4,642,143	5	—	—	25,603	(457)	(55,826)	(30,631)
Issuance of common stock in a public offering	—	—	—	—	—	—	5,750,000	6	—	—	86,244	—	—	86,250
Underwriting discount and common stock issuance costs	—	—	—	—	—	—	—	—	—	—	(8,744)	—	—	(8,744)
Conversion of preferred stock to common stock in connection with the initial public offering	(11,120,119)	(11)	(18,097,848)	(18)	(14,838,368)	(15)	10,977,667	11	—	—	35,033	—	—	35,000
Dividends on Series C Preferred Stock	—	—	—	—	—	—	—	—	—	—	(17,143)	—	—	(17,143)
Conversion of convertible notes	—	—	—	—	—	—	1,929,309	2	—	—	28,955	—	—	28,957
Reclassification of warrant liability to equity	—	—	—	—	—	—	—	—	—	—	9,760	—	—	9,760
Exercise of preferred stock warrant	—	—	—	—	—	—	10,889	—	—	—	—	—	—	—

LDR HOLDING CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) - (Continued) (in thousands, except share data)

	Series A-1 Preferred Stock		Series A-2 Preferred Stock		Series B Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Amount
Exercise of common stock warrant	—	—	—	—	—	—	650,669	—	—	—	4	—	—	4
Exercise of common stock options	—	—	—	—	—	—	115,990	—	—	—	235	—	—	235
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	1,269	—	—	1,269
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(27,935)	(27,935)
Currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	655	—	655
Balance at December 31, 2013	—	—	—	—	—	—	24,076,667	24	—	—	161,216	198	(83,761)	77,677
Issuance of common stock in a public offering	—	—	—	—	—	—	1,495,000	2	—	—	36,626	—	—	36,628
Underwriting discount and common stock issuance costs	—	—	—	—	—	—	—	—	—	—	(2,634)	—	—	(2,634)
Exercise of common stock options	—	—	—	—	—	—	652,605	1	—	—	2,362	—	—	2,363
Issuance of common stock under employee stock purchase plan	—	—	—	—	—	—	233,244	—	—	—	3,125	—	—	3,125
Purchase of treasury stock							—	—	349	(8)	—	—	—	(8)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	5,225	—	—	5,225
Currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	(3,698)	—	(3,698)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(10,977)	(10,977)
Balance at December 31, 2014	—	$—	—	$—	—	$—	26,457,516	$27	349	$(8)	$205,920	$(3,500)	$(94,738)	$107,701
See accompanying notes to consolidated financial statements.

LDR HOLDING CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Years Ended December 31,
	2014	2013	2012
Operating activities:
Net loss	$(10,977)	(27,935)	$(9,701)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	603	517	587
Provision for excess and obsolete inventories	1,173	641	1,565
Depreciation and amortization	4,682	4,024	3,133
Stock-based compensation	5,225	1,269	295
Accretion related to warrants and discounts on long-term debt	20	6,900	1,404
Change in fair value of common stock warrants	—	5,593	1,643
Beneficial conversion related to promissory notes	—	7,413	—
Deferred income tax expense	278	37	(250)
Loss on disposal of assets	246	57	163
Unrealized foreign currency (gain) loss	(389)	713	817
Changes in operating assets and liabilities:
Cash restricted for line of credit agreement	2,000	—	(1,000)
Accounts receivable	(5,557)	(6,313)	(3,114)
Prepaid expenses and other current assets	(474)	(2,141)	660
Inventory	(10,059)	(1,231)	(5,504)
Other assets	(15)	215	99
Accounts payable	1,008	(190)	2,027
Accrued expenses	2,815	4,505	1,921
Other long-term liabilities	—	(50)	892
Net cash used in operating activities	(9,421)	(5,976)	(4,363)
Investing activities:
Proceeds from sale of property and equipment	19	54	50
Purchase of intangible assets	(626)	(780)	(675)
Purchase of property and equipment	(11,229)	(3,757)	(5,245)
Net cash used in investing activities	(11,836)	(4,483)	(5,870)

LDR HOLDING CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued) (in thousands)

	Years Ended December 31,
	2014	2013	2012
Financing activities:
Proceeds from issuance of common stock	36,628	86,250	71
Stock issuance costs	(2,634)	(8,744)	—
Exercise of stock options	2,363	235	132
Proceeds from Employee Stock Purchase Plan	95	976	—
Proceeds from issuance of common stock under Employee Stock Purchase Plan	2,148	—	—
Purchase of treasury stock	(8)	—	—
Dividends on Series C Preferred Stock	—	(17,143)	—
Proceeds from exercise of common stock warrants	—	4	—
Payments on capital leases	(42)	(22)	(163)
Net proceeds (payments) on short-term financings	2,035	759	551
Proceeds from line of credit	—	376	11,767
Payments on line of credit	—	(1,209)	—
Proceeds from long-term debt	—	—	16,311
Payments on long-term debt	(1,710)	(13,711)	(4,603)
Debt issuance costs	—	—	(198)
Net cash provided by financing activities	38,875	47,771	23,868
Effect of exchange rate on cash	(413)	231	(99)
Net change in cash and cash equivalents	17,205	37,543	13,536
Cash and cash equivalents, beginning of period	56,678	19,135	5,599
Cash and cash equivalents, end of period	$73,883	$56,678	$19,135
Supplemental disclosure of interest and income taxes paid
Cash paid for interest	$953	$2,234	$2,246
Cash paid for taxes	974	1,599	1,414
Supplemental disclosure of non-cash investing and financing activities
Increase (decrease) in property and equipment in accounts payable	$(396)	$206	$351
Capital lease related to purchase of fixed assets	50	—	—
Reclass warrants to equity	—	(9,760)	—
Conversion of notes and accrued interest to common stock	—	14,470	—
See accompanying notes to consolidated financial statements.

LDR HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Business Description
Description of Business
LDR Holding Corporation (Holding), a Delaware corporation, and its subsidiaries, LDR Spine USA, Inc. (Spine), LDR Médical, S.A.S (Médical) and LDR Brasil Comercio, Importacao e Exportacao Ltda. (LDR Brazil and collectively, the Company), operates as a medical device company that designs and commercializes novel and proprietary surgical technologies for the treatment of patients suffering from spine disorders. The Company’s primary products are based on the VerteBRIDGE fusion platform and Mobi non-fusion platform, both of which are designed for applications in the cervical and lumbar spine for both fusion and nonfusion surgical treatments. The Company has offices in Troyes, France; Santo Andre, Brazil; Beijing and Hong Kong, China; Seoul, Korea and in Austin, Texas, which serves the U.S. market and is the corporate headquarters. The primary markets for the Company’s products are the U.S. and Western Europe.
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
The Company applied the guidance of SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements, to revise amounts previously presented. During 2014, the Company corrected the presentation within the Consolidated Statements of Cash Flows for the year ended December 31, 2013 to correct amounts previously reported relating to purchases of property and equipment within investing activities, the change in accounts payable within operating activities and the supplemental non-cash investing and financing activities disclosure of purchases of property and equipment included in ending accounts payable. For the year ended December 31, 2013, there was an adjustment of $0.2 million to decrease cash flows from used in investing activities and increase cash flows used in operating activities.
In connection with the anticipated filing of the Form 10-Q for the first quarter of 2015, additional adjustments will be made to the Company's Condensed Consolidated Statements of Cash Flows that will decrease cash used in investing activities and increase cash used in operating activities by approximately $0.8 million for the three months ended March 31, 2014.

2. Significant Accounting Policies
(a) Principles of Consolidation
The accompanying consolidated financial statements include the results of Holding and its subsidiaries, Spine, Médical and LDR Brazil. All significant intercompany accounts and transactions have been eliminated in consolidation.
Prior to the IPO in October 2013, Holding owned 100% of the outstanding stock and voting rights of Spine and LDR Brazil and 52.95% of the outstanding stock and voting rights of Médical. The remaining 47.05% of the outstanding shares of Médical were subject to the Escrow Agreement discussed in note 9. The shares subject to the Escrow Agreement have been considered as if converted; thus, giving Holding 100% effective ownership of all subsidiaries.
After the IPO, Holding owns 100% of the outstanding stock and voting rights of Spine, Médical and LDR Brazil.
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
(c) Foreign Currency Translation and Other Comprehensive Loss
The functional currency of the Company’s foreign subsidiaries is as follows: Médical is the euro and LDR Brazil is the real. Both companies translate monetary assets and liabilities denominated in other currencies into U.S. dollars at exchange rates in effect at each balance sheet date. Revenues and expenses are translated at the average of the exchange rates in effect during the period, and nonmonetary items are translated at historical rates. The resulting translation adjustments are included in other comprehensive loss. The accumulated foreign currency translation adjustments are reflected as accumulated other comprehensive loss, a component of stockholders’ equity (deficit). Gains and losses arising from intercompany foreign transactions are included in other income (expense) on the consolidated statements of comprehensive loss. The Company recognized foreign exchange gains in other income (expense) of approximately $2.2 million for the year ended December 31, 2014 and foreign exchange losses of approximately $764,000 and $965,000 for the years ended December 31, 2013 and 2012, respectively.
(d) Cash and Cash Equivalents
The Company considers all highly liquid investments with a remaining maturity of three months or less at date of purchase to be cash equivalents.
(e) Restricted Cash
The Company’s restricted cash at December 31, 2013 secured certain obligations under the Line of Credit (note 8).
(f) Accounts Receivable
The Company generally extends credit to certain customers without requiring collateral; others are required to provide a letter of credit. The Company provides for an allowance for doubtful accounts based on management’s evaluations of the collectability of accounts receivable. Trade receivables are written off when the Company has determined amounts are uncollectible. Management has recorded an allowance for doubtful accounts of $1.4 million and $1.5 million as of December 31, 2014 and 2013, respectively.
(g) Inventory
Inventory is carried at the lower of cost or market using the weighted average method, net of an allowance for excess and obsolete inventory. The components of inventory, net of allowance, as of December 31, 2014 and 2013 are as follows (in thousands):

	December 31,
	2014	2013
Finished goods	$21,337	$14,452
Work in process	3,356	2,737
Raw materials	303	501
Total	$24,996	$17,690

As of December 31, 2014 and 2013, inventory held by hospitals and sales agents on behalf of the Company was $7.1 million and $5.8 million, respectively.
The Company reviews the components of its inventory on a periodic basis for excess, obsolete or impaired inventory and records a reserve for items identified. The Company recorded an allowance for excess and obsolete inventory of $4.3 million and $3.5 million as of December 31, 2014 and 2013, respectively.
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
The Company first assess qualitative factors before performing a quantitative assessment of the fair value of a reporting unit. If it is determined on the basis of qualitative factors that the fair value of the reporting unit is more-likely than-not less than the carrying amount, the existing quantitative impairment test is performed. The Company’s evaluation of goodwill completed during the years ended December 31, 2014 and 2013 resulted in no impairment losses.
Definite lived intangible assets consists of patents and software licenses. The Company capitalizes third party legal fees and application costs related to its internally developed patents. Legal costs incurred in the defense of the Company’s patents are expensed as incurred.
Definite lived intangibles are amortized over their estimated useful lives: ten years for patents and three years for software licenses. Patents and software licenses are amortized on a straight-line basis and are stated net of accumulated amortization. The Company recorded no impairment loss during the years ended December 31, 2014 and 2013.
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
(k) Fair Value of Financial Instruments
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

As of December 31, 2014 and 2013, the fair value of the Company’s long-term debt, short-term financing and borrowings under its revolving credit agreement were categorized as Level 2 in the fair value hierarchy and approximated their carrying value due to the relatively recent issuances and short maturities and based on prevailing market rates for borrowings with similar ratings and maturities. The carrying amounts of the Company’s financial instruments, which primarily include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximate their fair values due to their short maturities.
(l) Revenue Recognition
Revenue is recognized when evidence of an arrangement exists, fees are fixed or determinable, collection of the fees is reasonably assured, and delivery or customer acceptance of the product has occurred and no other significant obligations remain. Further, for direct markets (U.S., France and Germany), the Company recognizes revenue on its products when the spinal implant is used in surgery and a valid purchase order has been received. The Company generally recognizes revenue from sales to distributors at the time the product is shipped to the distributor. Distributors, who sell the products to their customers, take title to the products and assume all risks of ownership at the time of shipment.
(m) Shipping and Handling
Shipping and handling costs billed to customers are included in cost of goods sold and were immaterial for the periods presented.
(n) Advertising Costs
The Company expenses advertising costs as incurred. The Company incurred approximately $337,000, $268,000 and $141,000 in advertising costs during the years ended December 31, 2014, 2013 and 2012, respectively.
(o) Research and Development
The Company expenses research and development costs as incurred.
(p) Medical Device Excise Tax
Effective as of January 1, 2013, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, imposed a medical device excise tax (MDET) of 2.3% on any entity that manufactures or imports certain medical devices offered for sale in the United States. The Company accounts for the MDET as a component of operating expense and recognized approximately $939,000 and $729,000 during the years ended December 31, 2014 and 2013, respectively.
(q) Stock-Based Compensation
The Company recognizes compensation costs for all stock-based payment awards made to employees based upon each award’s estimated grant date fair value. The Company utilizes the Black-Scholes option pricing model, which requires a number of assumptions to determine the fair value of the awards. Compensation cost is recognized on a straight-line basis over the requisite service period of the award, net of an estimated forfeiture rate. Adjustments for actual forfeitures are made in the period in which they occur.
(r) Net Loss Per Share
The Company computes basic net loss per common share by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period, which includes shares of Médical that are subject to the Escrow Agreement discussed in note 9 prior to the IPO. During periods of income, the Company allocates participating securities a proportional share of income determined by dividing total weighted average participating securities by the sum of the total weighted average common shares and participating securities (the two-class method). The Company’s preferred stock participates in any dividends declared by the Company and are therefore considered to be participating securities. During periods of loss, the Company allocates no loss to participating securities because they have no contractual obligation to share in the losses of the Company. Warrants that are liability classified are excluded from the calculation of basic net loss per share. The Company computes diluted net loss per common share after giving consideration to the dilutive effect of the Company’s convertible preferred stock, stock options and warrants that are outstanding during the period and the conversion of the Company’s convertible debt into shares of common stock, except where such would be anti-dilutive. Because the Company reported losses for the periods presented, all potentially dilutive common shares consisting of preferred stock, stock options, warrants and convertible debt are antidilutive. Refer to note 14 for the Company’s calculation of net loss per share for the periods presented.

(s) Income Taxes
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
(t) Interest Expense
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
The Company had no customers that represented greater than 10% of the Company’s trade receivables or revenues as of December 31, 2014 and 2013, and for the years ended December 31, 2014, 2013 and 2012.

5. Property and Equipment
Property and equipment consist of the following (in thousands):

	December 31,
	2014	2013
Furniture and equipment	$4,613	$3,798
Surgical instruments	27,068	19,345
Leasehold improvements	1,226	608
	32,907	23,751
Less accumulated depreciation and amortization	(13,882)	(11,056)
	$19,025	$12,695
Included in property and equipment are instrument sets used by surgeons during the implant process. Depreciation on the instrument sets commences once the instrument set has been placed into service. As of December 31, 2014 and 2013, the Company had $2.3 million and $2.0 million, respectively, in instrument sets that had not yet been placed into service.
The Company had approximately $690,000 in instrument sets and equipment under capital lease as of December 31, 2013 and accumulated amortization thereon of approximately $660,000. The Company did not have instrument sets or equipment under capital lease as of December 31, 2014.
For the years ended December 31, 2014, 2013 and 2012, the Company recorded depreciation expense of $4.1 million, $3.5 million and $2.7 million, respectively, including amortization of instrument sets and equipment under capital leases of $29,000, $133,000 and $129,000, respectively.
6. Intangible Assets
Intangible assets consist of the following (in thousands):

	December 31,
	2014	2013
Patents and trademarks	$6,469	$5,423
Software licenses	393	414
	6,862	5,837
Less accumulated amortization	(3,004)	(2,764)
	$3,858	$3,073
The Company recorded amortization expense of $612,000, $528,000 and $445,000 during the years ended December 31, 2014, 2013 and 2012, respectively.
The expected amortization for each of the next five years as of December 31, 2014 is as follows (in thousands):

2015	$590
2016	541
2017	492
2018	479
2019	382
Thereafter	1,374
$3,858

7. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	December 31,
	2014	2013
Compensation and other employee related costs	$10,960	$8,715
Contributions withheld for Employee Stock Purchase Plan	94	976
Royalties	1,575	1,184
Clinical and regulatory costs	376	327
Government grants	858	974
Rent	1,841	1,893
Taxes	2,479	939
Other	1,183	1,316
	$19,366	$16,324
8. Long-Term Debt
Long-term debt consists of the following (in thousands):

	December 31,
	2014	2013
Line of credit	$18,166	$18,162
Short-term financing	4,343	2,641
Various notes payable	2,431	4,521
Total long-term debt	24,940	25,324
Less current portion of long-term debt and short-term financing	(5,352)	(22,566)
Long-term debt and line of credit, net of current portion	$19,588	$2,758
(a) Line of Credit
The Company is party to an amended loan agreement with a bank under which it may make periodic borrowings under a revolving line of credit (the Line of Credit). The Line of Credit contains various restrictive covenants, including limitations on the Company’s ability to pay dividends, enter into a merger or acquisition and the amount of capital expenditures the Company may make in any given fiscal year. In May 2014, the Company entered into an amendment, effective in April 2014, to the Line of Credit that, among other things: (1) increased the revolving line of credit from $19.0 million to $25.0 million, (2) amended the interest rate from the bank’s prime rate plus 2.0% to the bank’s prime rate plus 0.25% or, if the Company’s trailing four-quarter EBITDA exceeds $5.0 million, LIBOR plus 2.5%, (3) eliminated a requirement that the Company maintain a minimum cash balance with the bank, (4) replaced the $12.5 million minimum net worth covenant with a $50.0 million tangible net worth covenant (unless the Company maintains a minimum cash balance of $20.0 million, in which case the covenant is waived) and (5) extended the maturity date from April 25, 2014 to April 29, 2016. The bank has the right to reset the tangible net worth covenant annually, beginning February 28, 2015.
As of December 31, 2014 and 2013, the Company was in compliance with all covenants under the Line of Credit. The Company’s interest rate on borrowings under the Line of Credit was 3.5% and 5.25% at December 31, 2014 and 2013, respectively.
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

(b) Short-Term Financing
Médical borrows funds from various financial institutions in France on a short-term basis with variable interest rates based on Euribor one-month rates. The funds are typically repaid within 90 days and are collateralized by certain assets of Médical, including accounts receivable. The weighted average interest rate for the short-term balances outstanding at December 31, 2014 and 2013 was 2.3% and 4.8%, respectively.
(c) Various Notes Payable
Médical has loan agreements with five and six different entities as of December 31, 2014 and 2013, respectively. The amounts of the outstanding loans vary from approximately $55,000 to $729,000 at December 31, 2014 and $109,000 to $1.1 million at December 31, 2013, and bear interest at rates varying between 2.53% and 4.65% at December 31, 2014 and 2013. Maturity dates for these loans vary from 2015 to 2019, and the loans are secured by certain assets of Médical.
(d) Future Minimum Principal Payments
Future minimum principal payments of long-term debt by year as of December 31, 2014 are as follows (in thousands):

2015	$5,352
2016	18,835
2017	474
2018	194
2019	85
Thereafter	—
$24,940
9. Stockholders’ Equity
Authorized Stock
The Company’s amended and restated certificate of incorporation, effective upon the completion of the IPO, authorizes the Company to issue 112,000,000 shares of common and preferred stock, consisting of 107,000,000 shares of common stock with $0.001 par value and 5,000,000 shares of preferred stock with $0.001 par value. As of December 31, 2014 and 2013, the Company has no preferred stock issued or outstanding.
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
Upon the IPO, the previously outstanding shares of convertible preferred stock and redeemable convertible preferred stock were converted on a 6.75-to-one basis into shares of common stock, resulting in all of the outstanding shares of Series A-1, Series A-2, Series B and Series C preferred stock being converted into 10,977,667shares of common stock. Following the closing of the IPO, there were no shares of preferred stock outstanding.
With the proceeds of the IPO, the Company paid its Series C Stockholders an aggregate of $17.1 million in exchange for agreeing to vote in favor of the conversion of the Series C preferred stock to common stock.
In conjunction with the merger of Spine and Médical in 2006, Holding and the individual Médical stockholders entered into an Escrow Agreement in which the individual Médical stockholders delivered their shares to an escrow agent, and Holding delivered its stock certificates to be held in escrow. In October 2013, upon closing of the Company’s IPO, each share of Médical’s Class A stock was automatically exchanged for 5.80087 shares of common stock, or an aggregate of 3,110,024 shares.

Follow-On Public Offering
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
10. Stock-Based Compensation
(a) Stock Plans
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
As of December 31, 2014 and 2013, the Company had 758,074 and 853,557 shares of common stock, respectively, reserved for issuance under the 2013 Plan. This share reserve automatically increased on January 1, 2014 and each subsequent anniversary through January 1, 2023, by an amount equal to the smaller of (i) 4% of the number of shares of the Company’s common stock issued and outstanding on the immediately preceding December 31; and (ii) an amount determined by the compensation committee of the Company’s board of directors. Shares subject to awards granted under the 2013 Plan which expire, are repurchased, or are canceled or forfeited will again become available for issuance under the 2013 Plan. The shares available will not be reduced by awards settled in cash or by shares withheld to satisfy minimum tax withholding obligations. Only the net number of shares issued upon the exercise of stock appreciation rights or options exercised by means of a net exercise will be deducted from the shares available under the 2013 Plan.

(b) Stock Option Activity
A summary of the stock option activity for the Company for the years ended December 31, 2014 and 2013 is as follows:

	Shares	Weighted - Average Exercise Price	Weighted - Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)	($000's)
Outstanding - December 31, 2013	1,572,626	$6.17	7.17	$27,413
Options granted	984,159	30.39
Options exercised	(652,605)	3.62
Options forfeited	(22,811)	26.59
Outstanding - December 31, 2014	1,881,369	$19.30	8.21	$26,484
Options vested and expected to vest:
At December 31, 2013	1,519,889	$6.17	7.17	$26,716
At December 31, 2014	1,778,371	$19.30	8.21	$25,502
Options exercisable:
At December 31, 2013	1,223,533	$3.65	7.17	$24,306
At December 31, 2014	786,473	$8.94	8.21	$18,898
The aggregate intrinsic value in the table above represents the total pre-tax value of the options shown, calculated as the difference between the Company’s closing stock price on December 31, 2014 and the exercise prices of the options shown, multiplied by the number of in-the money options. This is the aggregate amount that would have been received by the option holders if they had all exercised their options on December 31, 2014 and sold the shares thereby received at the closing price of the Company’s stock on that date. This amount changes based on the closing price of the Company’s stock.
The Company uses the Black-Scholes option pricing model in valuing its stock awards. The Black-Scholes model requires estimates regarding dividend yield, volatility, risk-free rate of return, estimated forfeitures during the service period and the expected term of the award.
The expected dividend yield assumption is based on the Company’s expectation of zero future dividend payouts. The volatility assumption is based on the historical volatilities of comparable public companies. The risk free rate of return assumption is based upon observed interest rates appropriate for the expected term of stock awards. The expected term is derived using the simplified method and represents the weighted average period that the stock awards are expected to remain outstanding.
The fair value of stock option grants has been estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Years Ended December 31,
	2014	2013	2012
Expected dividend yield	—%	—%	—%
Volatility	48.41	52.02	54.77
Risk-free rate of return	0.19	0.17	0.44
Expected life	6 years	6 years	6 years
Additional information regarding options is as follows (in thousands except for per share amounts):

	Years Ended December 31,
	2014	2013
Weighted-average grant date fair value per share of options granted during the period	$15.16	$7.08
Aggregate intrinsic value of options exercised during the period	$17,465	$307
The total intrinsic value of options exercised represents the total pre-tax intrinsic value that was received by the option holders who exercised their options during the fiscal year and is calculated as the difference between the stock price at the time of exercise and the exercise price multiplied by the number of options exercised.

The unrecognized compensation expense related to unvested options was $12.1 million and $2.8 million at December 31, 2014 and 2013, respectively, and is expected to be recognized over a weighted-average period of approximately two years and one years, respectively.
Awards Granted to LDR Médical Employees
Included in the above table as of December 31, 2014 and 2013, are options to purchase 154,986 and 509,062 shares, respectively, of Holdings common stock, which relate to options held by Médical employees to purchase Médical Class A common stock. Prior to the IPO in October 2013, those options were subject to the Escrow Agreement (note 9). As such, when exercised, the Médical common stock become subject to the Escrow Agreement, under which the Médical shares were converted to Company common stock upon certain future events, as defined in the Escrow Agreement. As the shares subject to the Escrow Agreement were accounted for as if converted, these instruments were valued using the same assumptions as were other Company stock options and have been included within the roll forward of Company stock options above. After the IPO, upon exercise for Médical shares, the Médical shares are required to be converted to the Company’s common stock.
Awards Granted Outside the Plans
As of December 31, 2013, there were 19,531 shares of Holdings common stock issuable upon exercise of options issued outside the Plans at an exercise price of $1.69 per share. These options were exercised during 2014 and are no longer outstanding as of December 31, 2014.
Performance Share Awards
In March 2013, the Company awarded options to certain non-employees for the purchase of 81,841 shares of performance awards under the 2007 Plan. These awards vested or were cancelled on December 31, 2013 depending on whether certain performance goals were achieved. During the year ended December 31, 2013, the Company recognized $413,000 in compensation expense related to the performance share awards. In February 2014, the Company awarded additional options for the purchase of 22,169 shares of performance awards under the 2013 Plan. These awards vested immediately and were based on achievement of the achievement of certain performance goals. During year ended December 31, 2014, the Company recognized $365,000 related to the performance share awards.
(c) Restricted Stock Unit Activity
A summary of the restricted stock unit activity for the Company for the year ended December 31, 2014 is as follows:

	Units	Weighted - Average Grant Date Fair Value Per Share	Weighted - Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)	($000's)
Unvested - December 31, 2013	—	$—	0.0	$—
Restricted stock units granted	99,500	27.06
Restricted stock units vested	—	—
Restricted stock units forfeited	—	—
Unvested - December 31, 2014	99,500	$27.06	2.94	$3,000
The unrecognized compensation expense related to unvested restricted stock units was $1.7 million at December 31, 2014 and is expected to be recognized over a weighted-average period of approximately 3 years.
(d) Employee Stock Purchase Program
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
As of December 31, 2014 and 2013, the Company had 118,633 and 111,111 shares of common stock, respectively, reserved for issuance under the ESPP. The ESPP provides for an automatic increase in the number of shares available for issuance under the plan on January 1 of each year beginning in 2014 and continuing through and including January 1, 2023 equal to the lesser of (i) 1% of the Company’s issued and outstanding shares of common stock on the immediately preceding December 31, or (ii) a number of shares as determined by the Company’s board of directors.

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
The Company uses the Black-Scholes option pricing model to value shares purchased under the ESPP. The same methodology is employed for the inputs used in the Black-Scholes model for valuing ESPP as for valuing stock options discussed above.
(e) Stock-Based Compensation
The Company’s stock-based compensation expense related to employee stock options, restricted stock units and ESPP awards for the years ended December 31, 2014, 2013 and 2012 was as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Research and development	$572	$153	$48
Sales and marketing	2,930	786	181
General and administrative	1,723	330	66
Total	$5,225	$1,269	$295
11. Retirement Savings Plans
(a) U.S.-Based Employees
The Company maintains an employee savings and retirement plan (the 401(k) Plan) covering all of its U.S. employees. The 401(k) Plan permits but does not require matching contributions by the Company on behalf of participants. Starting in January 2014, the Company began matching 50% of employee contributions for the first 6% contributed by each employee. For the year ended December 31, 2014, the 401(k) match made by the Company was approximately $377,000. The Company did not match contributions for the years ended December 31, 2013 or 2012.
(b) France-Based Employees
The Company provides retirement indemnities for employees located in France commensurate with other similar companies in that region. Accruals for these employee retirement obligations amounted to $255,000 and $230,000 at December 31, 2014 and 2013, respectively. Expenses related to these programs were not material in the periods presented.
12. Related Party Transactions
The Company recognized $8,000 and $12,000 in related party interest income during the years ended December 31, 2013 and 2012, respectively, on loans to officers. The Company had no related party interest income during the year ended December 31, 2014. These loans did not have balances outstanding or accrued interest as of December 31, 2014 or 2013.
13. Income Taxes
The components of loss before income taxes are as follows (in thousands):

	December 31,
	2014	2013	2012
Domestic	$(12,879)	$(27,460)	(11,723)
Foreign	3,332	1,196	3,201
Total	$(9,547)	$(26,264)	(8,522)

The components of the provision for income taxes are as follows (in thousands):

	December 31,
	2014	2013	2012
Current taxes:
United States	$15	$57	32
International	1,137	1,577	1,397
Total current tax expense	1,152	1,634	1,429
Deferred taxes:
United States	5	5	5
International	273	32	(255)
Total deferred tax expense (benefit)	278	37	(250)
Income tax expense	$1,430	$1,671	1,179
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes at December 31, 2014 and 2013 are as follows (in thousands):

	Years Ended December 31,
	2014	2013
Deferred tax assets:
Current deferred tax assets:
Inventory	$729	$1,649
Reserves and allowances	410	296
Other	392	5
Valuation allowance	(1,003)	(1,383)
Total current deferred tax assets	528	567
Noncurrent deferred tax assets:
Net operating loss and tax credits carryforwards	27,395	24,311
Amortization	154	149
Other	2,842	749
Valuation allowance	(28,731)	(23,942)
Total noncurrent deferred tax assets	$1,660	$1,267
Deferred tax liabilities:
Current deferred tax liabilities:
Prepaid and other	$232	$1,107
Total current deferred tax liabilities	232	1,107
Noncurrent deferred tax liabilities:
Depreciation	2,208	754
Total noncurrent deferred tax liabilities	$2,208	$754
The provision for income taxes for the years ended December 31, 2014, 2013 and 2012 includes both domestic and foreign income taxes at applicable statutory rates adjusted for non-deductible expenses and other permanent differences. The effective tax rate differs from the statutory rate due to non-deductible expenses, valuation allowance increase and foreign tax rate differentials. The Company has established a full valuation allowance relating to substantially all of its U.S. net deferred tax assets due to uncertainties regarding the realization of the deferred tax assets based on the Company’s lack of earnings history in the U.S. The valuation allowance increased by $4.4 million and $5.0 million during the years ended December 31, 2014 and 2013, respectively.
As of December 31, 2014 and 2013, the Company has no accrued interest or penalties associated with uncertain tax positions. The jurisdictions in which the Company files income taxes include the U.S., France and Brazil. The Company’s returns are not currently under examination by the Internal Revenue Service or other taxing authorities. The Company is subject to income tax examinations for the Company’s U.S. federal and state and local income taxes for 2004 and subsequent years and foreign tax examinations for 2006 and subsequent years.
A reconciliation of the statutory U.S. federal tax rate to the Company’s effective rate is as follows:

	December 31,
	2014	2013	2012
Statutory U.S. federal tax rate	34.0%	34.0%	34.0%
State taxes	(0.2)	(0.2)	0.5
Valuation allowance	(38.8)	(15.5)	(45.4)
Permanent items	(5.2)	(24.7)	(2.0)
Foreign tax rate differentials	(3.6)	(0.2)	(0.9)
Other	(1.2)	0.2	—
Total	(15.0)%	(6.4)%	(13.8)%
The Company pays income taxes in France related to intercompany sales in the year the sale occurs; however the recognition of tax expense related to intercompany sales is deferred in the consolidated financial statements until the product is sold to an unrelated third party. The deferred income tax charge is included in other current assets in the consolidated balance sheets. As of December 31, 2014 and 2013, the deferred income tax charge was $2.7 million and $1.5 million, respectively.
As of December 31, 2014, the Company had federal net operating loss carryforwards of approximately $74.6 million, which will begin to expire in 2024, if not utilized prior to that time. Of the net operating loss carryforward, approximately $6.2 million is due to gross excess tax benefits from stock-based award exercises not recorded as of December 31, 2014. In the fourth quarter of 2014, the Company experienced an ownership change as defined in Section 382 of the Internal Revenue Code. Due to the ownership change, the Company’s ability to use domestic net operating loss carryforwards to reduce taxable income was limited to approximately $26.4 million annually. Any unused net operating loss carryforwards that exceed the Section 382 limitations in any given year continue to be allowed as carryforwards for the remainder of the 20 year carryforward period.
Earnings occurring outside the U.S. are deemed to be indefinitely reinvested outside of the U.S. to support the Company’s foreign operations. As a result, the Company continues to accumulate earnings overseas for investment in the Company’s business outside the U.S. and to use cash generated from U.S. operations and short- and long-term borrowings to meet the Company’s U.S. cash needs. The Company has not estimated the deferred tax liabilities associated with the Company’s permanently reinvested earnings as it is impracticable to do so.
The Company recently completed a research and development study related to expenditures for FDA approval of Mobi-C® and other implants. The study resulted in the Company recording a tax credit of $1.8 million. The credit is subject to a full valuation allowance.

14. Net Loss Per Share
Net loss per share for the years ended December 31, 2014 and 2013 was as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Numerator
Net loss attributable to common stockholders	(10,977)	(27,935)	(9,701)
Denominator
Weighted average shares outstanding - basic	25,288	9,041	4,615
Dilutive effect of preferred stock, restricted stock units, options, warrants and convertible debt	—	—	—
Weighted average shares outstanding - diluted	25,288	9,041	4,615
The following common equivalent shares were excluded from the diluted net loss per share calculation as their inclusion would have been anti-dilutive (in thousands):

	Years Ended December 31,
	2014	2013	2012
Stock options	1,881	1,573	1,254
Restricted stock units	100	—	—
Redeemable convertible preferred stock	—	—	4,451
Convertible preferred stock	—	—	6,527
Common stock warrants	—	—	604
Preferred stock warrants	—	—	23
15. Commitments and Contingencies
(a) Lease Commitments
The Company leases office space, equipment and vehicles under noncancelable operating leases which expire by 2019. Certain of these leases contain rent holidays and scheduled rent increases which are included in the Company’s rent expense and recognized on a straight-line basis. Total rent expense under these operating leases was $2.9 million, $2.4 million and $1.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Future minimum lease payments under noncancelable operating leases and (with initial remaining lease terms in excess of one year) as of December 31, 2014 are as follows (in thousands):

Operating Leases
Year:
2015	$3,636
2016	3,070
2017	2,513
2018	2,182
2019	2,180
Thereafter	2,030
Total minimum lease payments	$15,611

(b) Government Grants
The Company receives grants from the French government to pursue research and development of its French products. These grants are refundable when and if the products become technologically feasible. If the products do not become technologically feasible, then the Company would not be required to refund the grant, resulting in a recorded gain. The Company has recorded grants received of $858,000 and $974,000 in accrued expenses in the consolidated balance sheets as of December 31, 2014 and 2013, respectively.
(c) Litigation
From time to time, the Company may be involved in litigation relating to claims arising out of its ordinary course of business. Management believes that there are no claims or actions pending or threatened against the Company, the ultimate disposition of which would have a material impact on the Company’s financial position, results of operations or cash flows.
16. Segment and Geographic Information
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
The following table represents total sales by geographic area, based on the location of the customer (in thousands):

	Years Ended December 31,
	2014	2013	2012
United States	$109,597	$82,307	$64,801
France	12,349	11,233	9,388
Other Countries (1)	19,308	18,054	16,729
Total	$141,254	$111,594	$90,918
__________

(1)	No additional locations are individually significant.
The Company classifies its products into two categories: exclusive technology and traditional fusion products. The following table represents total sales by product category (in thousands):

	Years Ended December 31,
	2014	2013	2012
Exclusive technology products	$125,013	$92,461	$72,805
Traditional fusion products	16,241	19,133	18,113
Total	$141,254	$111,594	$90,918
The following table represents long-lived assets by geographic area (in thousands):

	December 31,
	2014	2013
United States	$13,873	$7,446
France	3,472	3,615
Other Countries (1)	1,680	1,634
Total	$19,025	$12,695
__________

(1)	No additional locations are individually significant.

17. Subsequent Events
In January 2015, common stock reserved for issuance under the 2013 Plan increased by 1,058,286 to 1,816,360 shares. In January 2015, common stock reserved for sale under the ESPP increased by 264,571 to 383,204 shares. These annual automatic share increases are part of the 2013 Plan and ESPP as discussed in note 9.
18. Quarterly Financial Data (unaudited)
The following table sets forth our unaudited quarterly consolidated statements of operations data for each of the eight quarters ended December 31, 2014. The data has been prepared on the same basis as the audited consolidated financial statements and related notes included in this Annual Report on Form 10-K and you should read the following tables in conjunction with such financial statements. The table includes all necessary adjustments, consisting only of normal recurring adjustments that we consider necessary for a fair presentation of this data. The results of historical periods are not necessarily indicative of future results.

	December 31,	September 30,	June 30,	March 31,
	2014	2014	2014	2014
	(in thousands, except per share data)
Revenue	$39,533	$35,901	$34,752	$31,068
Gross profit	32,690	29,439	28,895	25,812
Operating loss	(3,659)	(2,240)	(1,795)	(3,019)
Net loss	(3,131)	(2,019)	(2,328)	(3,499)
Net loss per common share	$(0.12)	$(0.08)	$(0.09)	$(0.15)

	December 31,	September 30,	June 30,	March 31,
	2013	2013	2013	2013
	(in thousands, except per share data)
Revenue	$31,978	$27,195	$26,579	$25,842
Gross profit	26,592	23,102	22,410	21,543
Operating loss	(905)	(906)	(235)	(278)
Net loss	(15,105)	(7,984)	(2,959)	(1,887)
Net loss per common share	$(0.69)	$(1.68)	$(0.62)	$(0.41)

LDR HOLDING CORPORATION AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Period	Additions	Deductions and Adjustments	Balance at End of Period
Accounts Receivable Valuation Accounts
Year ended December 31, 2014	$1,493	$603	$(745)	$1,351
Year ended December 31, 2013	1,388	517	(412)	1,493
Year ended December 31, 2012	1,050	587	(249)	1,388

Inventory Reserve
Year ended December 31, 2014	$3,477	$1,173	$(364)	$4,286
Year ended December 31, 2013	2,792	641	44	3,477
Year ended December 31, 2012	1,975	1,565	(748)	2,792

LDR EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Exhibit Number	Provided Herewith
3.1	Amended and Restated Certificate of Incorporation of LDR Holding Corporation, adopted on October 15, 2013.	10-Q	001-36095	11/07/13	3.1
3.2	Amended and Restated Bylaws of LDR Holding Corporation, adopted on October 15, 2013.	10-Q	001-36095	11/07/13	3.2
4.1	Second Amended and Restated Investors’ Rights Agreement, dated April 7, 2014	8-K	001-36095	04/11/14	10.1
4.2	Second Amended and Restated Put-Call Agreement, dated August 6, 2013, by and among the Registrant, LDR Médical S.A.S. and the individuals listed on Schedule A thereto.	S-1/A	333-190829	09/19/13	4.4
10.1#	Form of Amended and Restated Indemnification Agreement for directors and officers of the Registrant.	S-1/A	333-190829	09/19/13	10.1
10.2#	2007 Stock Option/Stock Issuance Plan, as amended.	S-1	333-190829	08/26/13	10.2
10.3#	Form of Stock Option Agreement for 2007 Stock Option/Stock Issuance Plan.	S-1/A	333-190829	09/19/13	10.4
10.4#	2013 Equity Incentive Plan.	S-1/A	333-190829	09/19/13	10.5
10.5#	Form of Stock Option Agreement for 2013 Equity Incentive Plan.	10-K	001-36095	03/04/14	10.5
10.6#	Form of Notice of Grant-Standard Exercise for 2013 Equity Incentive Plan (2013 and 2014 Grants).	S-1/A	333-190829	09/19/13	10.7
10.7#	Form of Notice of Grant-Standard Exercise for 2013 Equity Incentive Plan.					X
10.8#	Form of Restricted Stock Unit Agreement for 2013 Equity Incentive Plan (2013 and 2014 Grants).	10-K	001-36095	03/04/14	10.7
10.9#	Form of Restricted Stock Unit Agreement for 2013 Equity Incentive Plan.					X
10.10#	Form of Performance-Based Restricted Stock Unit Agreement for 2013 Equity Incentive Plan.					X

i

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Exhibit Number	Provided Herewith
10.11#	Form of Stock Option Agreement-International for 2013 Equity Incentive Plan.	S-1/A	333-190829	09/19/13	10.8
10.12#	Amended and Restated 2013 Employee Stock Purchase Plan.	S-1/A	333-190829	10/08/13	10.9
10.13#	Employment Terms Letter Agreement, dated June 10, 2013, between the Registrant and Christophe Lavigne.	S-1	333-190829	08/26/13	10.10
10.14#	Employment Terms Letter Agreement, dated June 10, 2013, between the Registrant and Robert McNamara.	S-1	333-190829	08/26/13	10.11
10.15#	Employment Terms Letter Agreement, dated June 10, 2013, between the Registrant and Andre Potgieter.	S-1	333-190829	08/26/13	10.12
10.16	Form of Employment, Confidential Information, and Invention Assignment Agreement.	S-1/A	333-190829	09/19/13	10.13
10.17	Lease Agreement, dated August 10, 2011, by and between LDR Spine USA, Inc. and 13875 Research Blvd, LLC.	S-1	333-190829	08/26/13	10.14
10.18	First Amendment to Lease Agreement, dated November 5, 2012, by and between LDR Spine USA, Inc. and 13785 Research Blvd, LLC.	S-1	333-190829	08/26/13	10.15
10.19	English translation of Lease Agreement, dated June 24, 2013, by and between LDR Médical S.A.S. and Departement de L’Aube.	S-1	333-190829	08/26/13	10.16
10.20	Loan and Security Agreement, dated November 23, 2009, by and between Comerica Bank, on the one hand, and LDR Holding Corporation and LDR Spine USA, Inc., on the other hand.	S-1	333-190829	08/26/13	10.17
10.21	First Amendment to Loan and Security Agreement, dated June 30, 2010, by and between Comerica Bank, on the one hand, and LDR Holding Corporation and LDR Spine USA, Inc., on the other hand.	S-1	333-190829	08/26/13	10.18
10.22	Second Amendment to Loan and Security Agreement, dated September 30, 2010, by and between Comerica Bank, on the one hand, and LDR Holding Corporation and LDR Spine USA, Inc., on the other hand.	S-1	333-190829	08/26/13	10.19
10.23	Third Amendment to Loan and Security Agreement, dated February 10, 2011, by and between Comerica Bank, on the one hand, and LDR Holding Corporation and LDR Spine USA, Inc., on the other hand.	S-1	333-190829	08/26/13	10.20

ii

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Exhibit Number	Provided Herewith
10.24	Fourth Amendment to Loan and Security Agreement dated as of April 2011, by and between Comerica Bank, on the one hand, and LDR Holding Corporation and LDR Spine USA, Inc., on the other hand.	S-1	333-190829	08/26/13	10.21
10.25	Fifth Amendment to Loan and Security Agreement dated as of April 25, 2012, by and between Comerica Bank, on the one hand, and LDR Holding Corporation and LDR Spine USA, Inc., on the other hand.	S-1	333-190829	08/26/13	10.22
10.26	Sixth Amendment to Loan and Security Agreement, dated as of December 20, 2012, by and between Comerica Bank, on the one hand, and LDR Holding Corporation and LDR Spine USA, Inc., on the other hand.	10-Q	001-36095	05/07/14	10.1
10.27	Seventh Amendment to Loan and Security Agreement, dated as of May 5, 2014, to be effective as of April 24, 2014, by and between Comerica Bank, on the one hand, and LDR Holding Corporation and LDR Spine USA, Inc., on the other hand.	8-K	001-36095	05/07/14	10.1
10.28##	English translation of Supply Agreement, dated May 29, 2011, by and between CF Plastiques and LDR Médical S.A.S.	S-1	333-190829	08/26/13	10.26
10.29##	English translation of Amendment to Supply Agreement between LDR Holding Corporation and CF Plastiques, entered into on December 6, 2013.	8-K/A	001-36095	12/19/13	10.1
10.30##	English translation of Subcontracting Agreement, effective November 28, 2012, by and between Greatbatch Medical SAS and LDR Médical S.A.S.	S-1/A	333-190829	10/08/13	10.28
10.31#	Amended and Restated Non-Employee Independent Director Compensation Policy.					X
10.32##	Agreement, dated November 26, 2014, by and between LDR Médical, S.A.S. and Invibio Limited.					X

iii

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Exhibit Number	Provided Herewith
21.1	Subsidiaries of the Registrant.	S-1	333-190829	08/26/13	21.1
23.1	Consent of KPMG LLP, independent registered public accounting firm.					X
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document.					X
__________

#	Indicates a management contract or compensatory plan.
##
Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from the exhibit filed with the Securities and Exchange Commission and submitted separately to the Securities and Exchange Commission.

iv