Form 10-Q
period 2015-03-31
LDR HOLDING CORP
filed 2015-05-06
CIK 1348324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
_____________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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

☐ Large Accelerated Filer	☒ Accelerated Filer	☐ Non-Accelerated Filer	☐ Smaller Reporting Company
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes  ☒  No
The number of shares outstanding of the Registrant's Common Stock, $0.001 par value, was 26,580,237 as of May 1, 2015.

LDR HOLDING CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
LDR HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31, 2015	December 31, 2014
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$65,410	$73,883
Accounts receivable, net of allowance of $1,483 and $1,351 at March 31, 2015 and December 31, 2014, respectively	27,132	26,484
Inventory, net	25,969	24,996
Other current assets	9,118	4,864
Prepaid expenses	1,798	1,419
Deferred tax asset, current	265	296
Total current assets	129,692	131,942
Property and equipment, net of accumulated depreciation and amortization of $14,382 and $13,882 at March 31, 2015 and December 31, 2014, respectively	20,122	19,025
Goodwill	6,621	6,621
Intangible assets, net of accumulated amortization of $2,827 and $3,004 at March 31, 2015 and December 31, 2014, respectively	3,588	3,858
Deferred tax assets	192	192
Other assets	167	171
Total assets	$160,382	$161,809
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,616	$8,302
Accrued expenses	21,519	19,366
Short-term financing	4,010	4,343
Current portion of long-term debt	801	1,009
Total current liabilities	35,946	33,020
Line of credit, net of discount	18,166	18,166
Long-term debt, net of discount and current portion	1,114	1,422
Deferred tax liabilities	661	740
Other long-term liabilities	900	760
Total liabilities	56,787	54,108
Commitments and contingencies
Stockholders’ equity:
Common stock; $0.001 par value; 107,000,000 shares authorized at March 31, 2015 and December 31, 2014; 26,562,365 shares issued and 26,562,016 shares outstanding at March 31, 2015; 26,457,516 shares issued and 26,457,167 shares outstanding at December 31, 2014	27	27
Treasury stock at cost	(8)	(8)
Additional paid-in capital	208,759	205,920
Accumulated other comprehensive loss	(7,261)	(3,500)
Accumulated deficit	(97,922)	(94,738)
Total stockholders’ equity	103,595	107,701
Total liabilities and stockholders’ equity	$160,382	$161,809
See accompanying notes to unaudited condensed consolidated financial statements.

LDR HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenue	$39,115	$31,068
Cost of goods sold	6,443	5,256
Gross profit	32,672	25,812
Operating expenses:
Research and development	3,013	3,394
Sales and marketing	26,384	18,915
General and administrative	8,536	6,522
Total operating expenses	37,933	28,831
Operating loss	(5,261)	(3,019)
Other operating income (expense):
Other income (expense)	2,844	(41)
Interest income	1	—
Interest expense	(181)	(276)
Accretion related to discounts on long-term debt	(4)	(6)
Total other income (expense), net	2,660	(323)
Loss before income taxes	(2,601)	(3,342)
Income tax expense	(583)	(157)
Net loss	(3,184)	(3,499)
Other comprehensive loss:
Foreign currency translation	(3,760)	(48)
Comprehensive loss	$(6,944)	$(3,547)
Net loss per common share:
Basic and diluted	$(0.12)	$(0.15)
Weighted average number of shares outstanding:
Basic and diluted	26,770,071	24,083,796
See accompanying notes to unaudited condensed consolidated financial statements.

LDR HOLDING CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (Unaudited)

	Three Months Ended March 31,
	2015	2014
Operating activities:
Net loss	$(3,184)	(3,499)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	210	202
Provision for excess and obsolete inventories	84	424
Depreciation and amortization	1,442	959
Stock-based compensation	2,391	1,040
Amortization of debt issuance costs on the line of credit	4	6
Deferred income tax expense	—	92
Loss on disposal of assets	8	105
Unrealized foreign currency gain	(2,514)	(53)
Changes in operating assets and liabilities:
Accounts receivable	(1,492)	(316)
Prepaid expenses and other current assets	(4,920)	(1,138)
Inventory	(2,393)	(3,523)
Other assets	—	3
Accounts payable	421	1,027
Accrued expenses	2,430	(679)
Other long-term liabilities	200	—
Net cash used in operating activities	(7,313)	(5,350)
Investing activities:
Proceeds from sale of property and equipment	30	—
Purchase of intangible assets	(211)	(179)
Purchase of property and equipment	(1,452)	(695)
Net cash used in investing activities	(1,633)	(874)
Financing activities:
Exercise of stock options	688	211
Proceeds from Employee Stock Purchase Plan	517	1,354
Payments on capital leases	(4)	(13)
Net proceeds (payments) on short-term financings	(131)	(1,652)
Payments on long-term debt	(268)	(470)
Net cash provided by (used in) financing activities	802	(570)
Effect of exchange rate on cash	(329)	(44)
Net change in cash and cash equivalents	(8,473)	(6,838)
Cash and cash equivalents, beginning of period	73,883	56,678
Cash and cash equivalents, end of period	$65,410	$49,840

LDR HOLDING CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued) (in thousands) (Unaudited)

	Three Months Ended March 31,
	2015	2014
Supplemental disclosure of interest and income taxes paid
Cash paid for interest	$191	$288
Cash paid for taxes	373	403
Supplemental disclosure of non-cash investing and financing activities
Capital lease related to purchase of fixed assets	$—	$50
Increase (decrease) in purchase of property and equipment in accounts payable	(1,636)	792
See accompanying notes to unaudited condensed consolidated financial statements.

LDR HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. Organization and Business Description
Description of Business
LDR Holding Corporation (Holding), a Delaware corporation, and its subsidiaries, LDR Spine USA, Inc. (Spine), LDR Médical, S.A.S. (Médical) and LDR Brasil Comercio, Importacao e Exportacao Ltda. (LDR Brazil and collectively, the Company), operates as a medical device company that designs and commercializes novel and proprietary surgical technologies for the treatment of patients suffering from spine disorders. The Company’s primary products are based on the VerteBRIDGE fusion platform and Mobi non-fusion platform, both of which are designed for applications in the cervical and lumbar spine for both fusion and nonfusion surgical treatments. The Company has offices in Troyes, France; Santo Andre, Brazil; Beijing and Hong Kong, China; Seoul, Korea and in Austin, Texas, which serves the U.S. market and is the corporate headquarters. The primary markets for the Company’s products are the U.S. and Western Europe.
Reclassifications
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
The Company applied the guidance of SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements, to revise amounts previously presented. During the first quarter of 2015, the Company corrected the presentation within the Consolidated Statements of Cash Flows for the quarter ended March 31, 2014 to correct amounts previously reported relating to purchases of property and equipment within investing activities, the change in accounts payable within operating activities and the supplemental non-cash investing and financing activities disclosure of purchases of property and equipment included in ending accounts payable. For the three months ended March 31, 2014 there was an adjustment of $0.8 million to decrease cash flows from used in investing activities and increase cash flows used in operating activities.
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
(b) Unaudited Interim Results
In management’s opinion, the unaudited financial information for the interim periods presented includes all adjustments necessary for a fair statement of the results of operations, financial position, and cash flows. All adjustments are of a normal recurring nature unless otherwise disclosed. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year. This interim information should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

(c) Recent Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board, or FASB, issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 requires retrospective adoption and will be effective for the Company on January 1, 2016. Early adoption is permitted. The Company does not expect the adoption of ASU 2015-03 will have a material impact on its financial statements.
In May 2014, the FASB, issued ASU No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard was originally effective for the Company on January 1, 2017, but the FASB has agreed to propose a one-year deferral for all entities. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method and it has not determined the effect of the standard on its ongoing financial reporting.
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
As of March 31, 2015 and December 31, 2014, the fair value of the Company’s long-term debt, short-term financing and borrowings under its revolving credit agreement were categorized as Level 2 in the fair value hierarchy and approximated their carrying value due to the relatively recent issuances and short maturities and based on prevailing market rates for borrowings with similar ratings and maturities. The carrying amounts of the Company’s financial instruments, which primarily include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximate their fair values due to their short maturities.
(e) Inventory
Inventory is carried at the lower of cost or market using the weighted average method, net of an allowance for excess and obsolete inventory. The components of inventory, net of allowance, as of March 31, 2015 and December 31, 2014 are as follows (in thousands):

	March 31, 2015	December 31, 2014
Finished goods	$22,657	$21,337
Work in process	2,799	3,356
Raw materials	513	303
Total	$25,969	$24,996
As of March 31, 2015 and December 31, 2014, inventory held by hospitals and sales agents on behalf of the Company was $8.1 million and $7.1 million, respectively.
The Company reviews the components of its inventory on a periodic basis for excess, obsolete or impaired inventory and records a reserve for items identified. The Company recorded an allowance for excess and obsolete inventory of $4.1 million and $4.3 million as of March 31, 2015 and December 31, 2014, respectively.

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
The Company had no customers that represented greater than 10% of the Company’s trade receivables as of March 31, 2015 and December 31, 2014, or revenues for the three months ended March 31, 2015 and 2014.
4. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Compensation and other employee related costs	$9,635	$10,960
Contributions withheld for Employee Stock Purchase Plan	611	94
Royalties	2,219	1,575
Clinical and regulatory costs	303	376
Government grants	766	858
Rent	1,770	1,841
Taxes	4,863	2,479
Other	1,352	1,183
	$21,519	$19,366

5. Long-Term Debt
Long-term debt consists of the following (in thousands):

	March 31, 2015	December 31, 2014
Line of credit, net of discount	$18,166	$18,166
Short-term financing	4,010	4,343
Various notes payable	1,915	2,431
Total long-term debt	24,091	24,940
Less current portion of long-term debt and short-term financing	(4,811)	(5,352)
Long-term debt and line of credit, net of discount and current portion	$19,280	$19,588
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
As of March 31, 2015 and December 31, 2014, the Company was in compliance with all covenants under the Line of Credit. The Company’s interest rate on borrowings under the Line of Credit was 3.5% at March 31, 2015 and December 31, 2014.
(b) Short-Term Financing
Médical borrows funds from various financial institutions in France on a short-term basis with variable interest rates based on Euribor one-month rates. The funds are typically repaid within 90 days and are collateralized by certain assets of Médical, including accounts receivable. The weighted average interest rate for the short-term balances outstanding at March 31, 2015 and December 31, 2014 was 3.2%.
(c) Various Notes Payable
Médical has loan agreements with five different entities as of March 31, 2015 and December 31, 2014. The amounts of the outstanding loans vary from approximately $33,000 to $597,000 at March 31, 2015 and $55,000 to $729,000 at December 31, 2014, and bear interest at rates varying between 2.53% and 4.65% at March 31, 2015 and December 31, 2014. Maturity dates for these loans vary from 2015 to 2019, and the loans are secured by certain assets of Médical.

6. Stock-Based Compensation
(a) Stock Option Activity
A summary of the stock option activity for the Company for the three months ended March 31, 2015 is as follows:

	Shares	Weighted - Average Exercise Price	Weighted - Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)	($000's)
Outstanding - December 31, 2014	1,881,369	$19.30	8.21	$26,484
Options granted	263,850	35.15
Options exercised	(87,214)	7.88
Options forfeited	(80,603)	18.69
Outstanding - March 31, 2015	1,977,402	$21.94	8.21	$29,166
Options vested and expected to vest at March 31, 2015	1,908,889	$21.94	8.21	$28,474
Options exercisable at March 31, 2015	813,494	$12.11	6.76	$19,958
The aggregate intrinsic value in the table above represents the total pre-tax value of the options shown, calculated as the difference between the Company’s closing stock price on March 31, 2015 and the exercise prices of the options shown, multiplied by the number of in-the money options. This is the aggregate amount that would have been received by the option holders if they had all exercised their options on March 31, 2015 and sold the shares thereby received at the closing price of the Company’s stock on that date. This amount changes based on the closing price of the Company’s stock.
Additional information regarding options is as follows (in thousands except for per share amounts):

	Three Months Ended March 31,
	2015	2014
Weighted-average grant date fair value per share of options granted during the period	$14.40	$15.92
Aggregate intrinsic value of options exercised during the period	$2,656	$2,937
The total intrinsic value of options exercised represents the total pre-tax intrinsic value that was received by the option holders who exercised their options during the fiscal year and is calculated as the difference between the stock price at the time of exercise and the exercise price multiplied by the number of options exercised.
The unrecognized compensation expense related to unvested options and subject to recognition in future periods was approximately $12.9 million at March 31, 2015 and is expected to be recognized over a weighted-average period of 2 years.
(b) Restricted Stock Unit Activity
A summary of the restricted stock unit activity for the Company for the three months ended March 31, 2015 is as follows:

	Units	Weighted - Average Grant Date Fair Value Per Share	Weighted - Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)	($000's)
Unvested - December 31, 2014	99,500	$27.06	2.94	$3,000
Restricted stock units granted	63,000	33.69
Restricted stock units vested	(24,502)	34.48
Restricted stock units forfeited	—	—
Unvested - March 31, 2015	137,998	$30.08	2.93	$4,787
The unrecognized compensation expense related to unvested restricted stock units was $3.8 million at March 31, 2015 and is expected to be recognized over a weighted-average period of approximately 3 years.

(c) Performance-Based Restricted Stock Unit Activity
In January 2015, the Company granted performance-based restricted stock units to certain employees of the Company. The number of awards converted to common stock will vary from 40,200 to 126,000 shares depending on the attainment of certain revenue targets. A summary of the performance-based restricted stock unit activity for the Company for the three months ended March 31, 2015 is as follows and is based on attainment of revenue at the target thresholds:

	Units	Weighted - Average Grant Date Fair Value Per Share	Weighted - Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)	($000's)
Unvested - December 31, 2015	—	$—	0	$—
Performance-based restricted stock units granted	80,400	32.78
Performance-based restricted stock units vested	—	—
Performance-based restricted stock units forfeited	—	—
Unvested - March 31, 2015	80,400	$32.78	1.81	$2,789
The unrecognized compensation expense related to unvested restricted stock units was $2.2 million at March 31, 2015 and is expected to be recognized over a weighted-average period of approximately 2 years.
(d) Stock-Based Compensation
The Company’s stock-based compensation expense related to employee stock options, restricted stock units, performance stock units and ESPP awards for the three months ended March 31, 2015 and 2014 was as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Research and development	$94	$117
Sales and marketing	1,022	585
General and administrative	1,275	338
Total	$2,391	$1,040
7. Income Taxes
The following table summarizes the total income tax expense, and the related effective tax rate, for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Income tax expense	$583	$157
Effective tax rate	(22.4)%	(4.7)%
The provision for income taxes for the three months ended March 31, 2015 and 2014 includes both domestic and foreign income taxes at applicable statutory rates adjusted for non-deductible expenses and other permanent differences. The effective tax rate differs from the statutory rate due to non-deductible expenses, valuation allowance increase and foreign tax rate differentials. The Company has established a full valuation allowance relating to substantially all of its U.S. net deferred tax assets due to uncertainties regarding the realization of the deferred tax assets based on the Company’s lack of earnings history in the U.S.
As of March 31, 2015 and December 31, 2014, the Company has no accrued interest or penalties associated with uncertain tax positions. The jurisdictions in which the Company files income taxes include the U.S., France and Brazil. The Company’s returns are not currently under examination by the Internal Revenue Service or other taxing authorities. The Company is subject to income tax examinations for the Company’s U.S. federal and state and local income taxes for 2004 and subsequent years and foreign tax examinations for 2006 and subsequent years.
The Company pays income taxes in France related to intercompany sales in the year the sale occurs; however the recognition of tax expense related to intercompany sales is deferred in the consolidated financial statements until the product is sold to an unrelated third party. The deferred income tax charge is included in other current assets in the consolidated balance sheets. As of March 31, 2015 and December 31, 2014, the deferred income tax charge was $5.8 million and $2.7 million, respectively.
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
8. Net Loss Per Share
The Company computes basic net loss per common share by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. During periods of income, the Company allocates participating securities a proportional share of income determined by dividing total weighted average participating securities by the sum of the total weighted average common shares and participating securities (the two-class method). The Company’s restricted stock units, performance-based restricted stock units and preferred stock participate in any dividends declared by the Company and are therefore considered to be participating securities. During periods of loss, the Company allocates no loss to participating securities because they have no contractual obligation to share in the losses of the Company. The Company computes diluted net loss per common share after giving consideration to the dilutive effect of the Company’s stock options and warrants that are outstanding during the period, except where such would be anti-dilutive. Because the Company reported losses for the periods presented, all potentially dilutive common shares consisting of preferred stock, restricted stock units, performance-based restricted stock units, stock options and warrants are antidilutive.
Net loss per share for the three months ended March 31, 2015 and 2014 was as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Numerator
Net loss attributable to common stockholders	$(3,184)	$(3,499)
Denominator
Weighted average shares outstanding - basic	26,770	24,084
Dilutive effect of options and warrants	—	—
Weighted average shares outstanding - diluted	26,770	24,084
The following common equivalent shares were excluded from the diluted net loss per share calculation as their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2015	2014
Stock options	1,977	1,914
9. Commitments and Contingencies
On March 6, 2015, LDR Médical entered into a Commercial Lease agreement (the “Lease”) with CIRMAD Est. (the “Developer”), for an office, warehouse and logistics building being built by the Developer in Troyes, France (the “New Premises”). The Lease will commence following completion of the New Premises, which is anticipated in March 2016, at which time Médical will relocate its headquarters to the New Premises. The initial term of the Lease is ten years. Médical has the option to extend the Lease for an additional nine years, subject to Médical’s right to terminate the Lease on the third anniversary and the sixth anniversary of such extension. The New Premises are 83,250 square feet, and the annual base rent is €1,041,305, subject to increase based on the tertiary activities rent index published by the French National Institute for Statistics and Economic Studies.
From time to time, the Company may be involved in litigation relating to claims arising out of its ordinary course of business. Management believes that there are no claims or actions pending or threatened against the Company, the ultimate disposition of which would have a material impact on the Company’s financial position, results of operations or cash flows.

10. Segment and Geographic Information
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
The following table represents total sales by geographic area, based on the location of the customer (in thousands):

	Three Months Ended March 31,
	2015	2014
United States	$31,320	$23,162
France	3,330	3,320
Other Countries (1)	4,465	4,586
Total	$39,115	$31,068
__________

(1)	No additional locations are individually significant.
The Company classifies its products into two categories: exclusive technology and traditional fusion products. The following table represents total sales by product category (in thousands):

	Three Months Ended March 31,
	2015	2014
Exclusive technology products	$35,900	$26,672
Traditional fusion products	3,215	4,396
Total	$39,115	$31,068
The following table represents long-lived assets by geographic area (in thousands):

	March 31, 2015	December 31, 2014
United States	$15,080	$13,873
France	3,293	3,472
Other Countries (1)	1,749	1,680
Total	$20,122	$19,025
__________

(1)	No additional locations are individually significant.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with LDR Holding Corporation’s (together with its subsidiaries, “we,” ”us” and “our”) condensed consolidated financial statements and notes thereto included elsewhere in this document and our Annual Report on Form 10-K for the year ended December 31, 2014. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. See “Special Note Regarding Forward-Looking Statements” for further information regarding forward-looking statements.
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
General and Administrative Expenses
General and administrative expenses primarily consist of salaries, benefits and other related costs, including stock-based compensation, for personnel employed in corporate management, finance, legal, compliance, administrative, information technology and human resource departments. General and administrative expenses include facility costs and a 2.3% excise tax on the sale of medical devices in the United States. General and administrative expenses also include legal expenses related to the development and protection of our intellectual property portfolio. We expect our general and administrative expenses to continue to increase in absolute dollars as we hire additional personnel to support the growth of our business and U.S. medical device excise taxes to increase as our sales volumes increase in the United States. Additionally, we expect to continue to incur increased expenses as a result of being a public company.

Income Tax Expense
We are taxed at the rates applicable within each jurisdiction in which we operate, primarily in the United States, France and Brazil. The composite income tax rate, tax provisions, deferred tax assets and deferred tax liabilities will vary according to the jurisdiction in which profits arise. Tax laws are complex and subject to different interpretations by management and the respective governmental taxing authorities, and require us to exercise judgment in determining our income tax provision, our deferred tax assets and liabilities and the valuation allowance recorded against our net deferred tax assets. Deferred tax assets and liabilities are determined using the enacted tax rates in effect for the years in which those tax assets are expected to be realized. A valuation allowance is established when it is more likely than not that the future realization of all or some of the deferred tax assets will not be achieved. We have recorded a full valuation allowance on our net deferred tax assets in the United States as of March 31, 2015 and December 31, 2014 due to uncertainties related to our ability to utilize our deferred tax assets in the foreseeable future.
Results of Operations
The following table sets forth, for the periods indicated, our unaudited results of operations and our unaudited results of operations as a percentage of revenue:

	Three Months Ended March 31,
	2015		2014
	(in thousands, except percentages)
Revenue	$39,115	100%	$31,068	100%
Cost of goods sold	6,443	16	5,256	17
Gross profit	32,672	84	25,812	83
Operating expenses:
Research and development	3,013	8	3,394	11
Sales and marketing	26,384	67	18,915	61
General and administrative	8,536	22	6,522	21
Total operating expenses	37,933	97	28,831	93
Operating loss	(5,261)	(13)	(3,019)	(10)
Total other income (expense), net	2,660	7	(323)	(1)
Loss before income taxes	(2,601)	(7)	(3,342)	(11)
Income tax expense	(583)	(1)	(157)	(1)
Net loss	$(3,184)	(8)%	$(3,499)	(11)%
Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014
Revenue
The following table sets forth, for the periods indicated, our revenue by product category and geography expressed as dollar amounts and the changes in revenue between the specified periods expressed in dollar amounts in thousands and as percentages:

	Three Months Ended March 31,		Change 2015/2014
	2015	2014	$	%
Exclusive technology products	$35,900	$26,672	$9,228	35%
Traditional fusion products	3,215	4,396	(1,181)	(27)
Total revenue	$39,115	$31,068	$8,047	26%

	Three Months Ended March 31,		Change 2015/2014
	2015	2014	$	%
United States	$31,320	$23,162	$8,158	35%
International	7,795	7,906	(111)	(1)
Total revenue	$39,115	$31,068	$8,047	26%

The increase in total revenue in the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was primarily driven by an increase in revenue from our exclusive technology products in the United States and increased penetration in existing markets through the expansion of our network of independent sales agencies and direct sales representatives. Revenue growth from our exclusive technology products was driven by a 49% increase in revenue from our exclusive cervical products and by a 6% increase in revenue from our exclusive lumbar products. Sales of our exclusive cervical and lumbar products represented 74% and 26% of total exclusive technology revenue, respectively, for the three months ended March 31, 2015.
International revenue decreased as a result of unfavorable impact of changes in foreign currency rates, offset by increased market penetration and expansion of our product portfolio in existing territories.
Cost of Goods Sold
Cost of goods sold was $6.4 million in the three months ended March 31, 2015 compared to $5.3 million in the three months ended March 31, 2014, an increase of $1.2 million or 23%. The increase was primarily due to an increase in product costs, royalties and freight charges associated with the increase in sales volume and mix. Cost of goods sold decreased as a percentage of revenue due to better freight rates and lower inventory reserves associated with the value our inventory, partially offset by higher royalties due to product mix.
Research and Development Expenses
Research and development expenses were $3.0 million in the three months ended March 31, 2015 compared to $3.4 million in the three months ended March 31, 2014, a decrease of $381,000 or 11%. The decrease was primarily due to a $216,000 decrease in fees and expenses associated with product testing and clinical trials, a decrease of $141,000 associated with salaries and benefits, a $23,000 decrease in stock-based compensation expense.
Sales and Marketing Expenses
Sales and marketing expenses were $26.4 million in the three months ended March 31, 2015 compared to $18.9 million in the three months ended March 31, 2014, an increase of $7.5 million or 39%. The increase was primarily due to a $4.2 million increase in compensation costs associated with our investments in our sales organization, including hiring of additional direct sales and marketing personnel and commissions as a result of the increase in sales volume, a $437,000 increase in stock-based compensation expense, a $2.3 million increase in expenses associated with medical training workshops and product launch initiatives and a $480,000 increase in depreciation expense and other expenses associated with our instrument sets and cases.
General and Administrative Expenses
General and administrative expenses were $8.5 million in the three months ended March 31, 2015 compared to $6.5 million in the three months ended March 31, 2014, an increase of $2.0 million or 31%. The increase was primarily due to an $881,000 increase in employee salaries and benefits associated with the increase in general and administrative personnel, a $937,000 increase in stock-based compensation expense, a $118,000 increase in professional fees associated with general corporate initiatives. These increases were offset by a $171,000 decrease in property and other taxes.
Total Other Income (Expense), net
Total other income (expense), net of $2.7 million in the three months ended March 31, 2015 primarily consisted of $2.8 million gain due to the effect of changes in foreign exchange rates on payables and receivables held in currencies other than their functional (local) currency, offset by $181,000 in interest expense associated with our long-term debt.
Income Tax Expense
Income tax expense was $583,000 in the three months ended March 31, 2015 compared to $157,000 in the three months ended March 31, 2014. Our effective tax rate calculated as a percentage of income before income taxes was (22.4)% for the three months ended March 31, 2015 and (4.7)% for the three months ended March 31, 2014. The change in the effective tax rate was a result of the increase in foreign tax expense while we remain in a full valuation allowance position for net operating losses generated in the U.S.
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
The following table presents a reconciliation of net loss to Adjusted EBITDA for the periods presented:

	Three Months Ended March 31,
	2015	2014
Operating loss, as reported	$(5,261)	$(3,019)
Add back:
Depreciation and amortization	1,442	959
Stock-based compensation	2,391	1,040
Adjusted EBITDA	$(1,428)	$(1,020)

Liquidity and Capital Resources

	Three Months Ended March 31,
	2015	2014
Net cash used in operating activities	$(7,313)	$(5,350)
Net cash used in investing activities	(1,633)	(874)
Net cash provided by (used in) financing activities	802	(570)
Effect of exchange rate on cash	(329)	(44)
Net change in cash and cash equivalents	$(8,473)	$(6,838)
Cash Used in Operating Activities
Net cash used in operating activities was $7.3 million in the three months ended March 31, 2015, compared to $5.4 million in the three months ended March 31, 2014, an increase of $2.0 million. The increase in net cash used in operating activities was primarily attributable to a $3.8 million increase in prepaids and other current assets, a $1.2 million net decrease in non-cash charges, which included stock-based compensation and unrealized foreign currency gains and a $1.2 million increase in accounts receivable from increased sales. These increases were partially offset by a $2.5 million increase in accounts payable and accrued expenses, a $1.1 million decrease in the change in inventory and the $0.3 million decrease in net loss.
Cash Used in Investing Activities
Net cash used in investing activities was $1.6 million in the three months ended March 31, 2015 compared to $0.9 million in the three months ended March 31, 2014, an increase of $0.8 million. The increase in net cash used in investing activities was primarily attributable to a $0.8 million increase in cash paid for the purchase of instruments and cases during the three months ended March 31, 2015.
Cash Provided by Financing Activities
Net cash provided by financing activities was $0.8 million in the three months ended March 31, 2015 compared to $0.6 million used in the three months ended March 31, 2014, an increase of $1.4 million. The increase was primarily attributable to the $1.7 million decrease in net payments on short-term financings and long-term debt and increased proceeds from the exercise of stock options of $0.5 million. These increases were partially offset by the $0.8 million decrease in contributions by employees for the Employee Stock Purchase Plan.

Indebtedness
We are party to an amended loan agreement with Comerica Bank, or the Comerica loan agreement, under which we may make periodic borrowings under a revolving line of credit. The Comerica loan agreement contains various restrictive covenants, including limitations on our ability to pay dividends, to enter into a merger or acquisition and the amount of capital expenditures we may make in any given fiscal year. As of March 31, 2015, we were in compliance will all covenants under our loan agreement. As of March 31, 2015, we had $18.2 million in borrowings outstanding under the revolving line of credit. Our interest rate on borrowings under the Comerica loan agreement was 3.5% on March 31, 2015.
We are also party to various loan agreements with five different financial institutions in France. As of March 31, 2015, the amounts of the outstanding loans vary from approximately $33,000 to $597,000 and bear interest at rates varying from 2.53% to 4.65%. Maturity dates for these loans vary from 2015 to 2019 and are secured by certain assets of Médical. In addition, Médical can borrow funds from various financial institutions in France on a short-term basis. The funds are typically repaid within 90 days and are collateralized by certain assets of Médical, including accounts receivable. The weighted average interest rate for the short-term balances outstanding as of March 31, 2015 was 3.2%.
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
Recent Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board, or FASB, issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 requires retrospective adoption and will be effective for the Company on January 1, 2016. Early adoption is permitted. We do not expect the adoption of ASU 2015-03 will have a material impact on our financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for us on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method and have not determined the effect of the standard on our ongoing financial reporting.
Implications of Being an Emerging Growth Company
As a company with less than $1.0 billion in revenue during our last fiscal year, we qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act. An emerging growth company may take advantage of specified reduced reporting requirements and is relieved of certain other significant requirements that are otherwise generally applicable to public companies. As an emerging growth company,

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
Foreign Exchange Risk
We operate in countries other than the United States, and, therefore, we are exposed to foreign currency risks. Revenue from sales outside of the United States represented approximately 20% of our total revenue in the three months ended March 31, 2015. We bill most direct sales outside of the United States in local currencies, which are comprised of the Euro and the Brazilian Real. Operating expenses related to these sales are largely denominated in the same respective currency, thereby limiting our transaction risk exposure. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not significant. Additionally, we have intercompany foreign transactions between our subsidiaries, which are denominated in currencies other than their functional currency. Fluctuations from the beginning to the end of any given reporting period result in the remeasurement of our intercompany foreign transactions generating transaction gains or losses in the respective period and are reported in total other income (expense), net in our consolidated financial statements. The monetary assets and liabilities of our foreign subsidiaries denominated in other currencies are translated into U.S. dollars at each balance sheet date resulting in a foreign currency translation adjustment reflected in accumulated other comprehensive loss. We recorded foreign currency translation losses of $3.8 million in the three months ended March 31, 2015. We do not currently hedge our exposure to foreign currency exchange rate fluctuations; however, we may choose to hedge our exposure in the future.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.
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
Item 1A. Risk Factors
There have been no material changes from the risk factors set forth in Part I, Item IA, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on February 20, 2015.
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
With the proceeds of our initial public offering, we (i) spent approximately $7.6 million to launch Mobi-C in the U.S. market, (ii) spent approximately $15.7 million to expand our U.S. and international sales and marketing efforts, (iii) spent approximately $6.7 million on research and development activities, (iv) paid approximately $10.0 million under our loan facility with Escalate Capital Partners, (v) paid approximately $17.1 million to satisfy obligations to the holders of our Series C preferred stock under the Series C Voting Agreement in which such holders agreed to vote all of their shares of preferred stock in favor of the conversion of preferred stock to common stock in connection with our initial public offering, and (vi) repaid approximately $2.8 million for the portion of our convertible notes that were not converted into shares of our common stock upon the consummation of our initial public offering. Certain of our directors, or affiliates thereof, were holders of Series C preferred stock or holders of convertible notes that were not converted into shares of our common stock upon the consummation of our initial public offering and received a portion of the proceeds generated by the initial public offering. The remainder of the proceeds from our initial public offering, approximately $17.6 million, were used for working capital and general corporate purposes.
There were no material changes in the planned use of proceeds from our initial public offering from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on October 9, 2013.
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

LDR HOLDING CORPORATION

Dated:	May 6, 2015	By:	/s/ Christophe Lavigne
Christophe Lavigne
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	May 6, 2015	By:	/s/ Robert McNamara
Robert McNamara
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Nos.	Description
10.1*	Commercial Lease Agreement, dated March 6, 2015, by and between LDR Médical, S.A.S. and CIRMAD Est.
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Label Linkbase Document.
101.PRE*	XBRL Taxonomy Presentation Linkbase Document.
__________
*    Filed herewith.