Form 10-Q
period 2015-06-30
LDR HOLDING CORP
filed 2015-08-05
CIK 1348324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
_____________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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
☐ Yes  ☒  No
The number of shares outstanding of the Registrant's Common Stock, $0.001 par value, was 26,705,460 as of July 31, 2015.

LDR HOLDING CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
LDR HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30, 2015	December 31, 2014
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$62,610	$73,883
Accounts receivable, net of allowance of $1,330 and $1,351 at June 30, 2015 and December 31, 2014, respectively	26,842	26,484
Inventory, net	28,260	24,996
Other current assets	5,106	4,864
Prepaid expenses	1,351	1,419
Deferred tax assets, current	270	296
Total current assets	124,439	131,942
Property and equipment, net of accumulated depreciation and amortization of $15,801 and $13,882 at June 30, 2015 and December 31, 2014, respectively	20,201	19,025
Goodwill	6,621	6,621
Intangible assets, net of accumulated amortization of $3,049 and $3,004 at June 30, 2015 and December 31, 2014, respectively	3,633	3,858
Deferred tax assets	730	192
Other assets	543	171
Total assets	$156,167	$161,809
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,569	$8,302
Accrued expenses	17,259	19,366
Line of credit	18,166	—
Short-term financing	4,285	4,343
Current portion of long-term debt	810	1,009
Total current liabilities	50,089	33,020
Line of credit	—	18,166
Long-term debt, net of discount and current portion	981	1,422
Deferred tax liabilities	676	740
Other long-term liabilities	840	760
Total liabilities	52,586	54,108
Commitments and contingencies
Stockholders’ equity:
Common stock; $0.001 par value; 107,000,000 shares authorized at June 30, 2015 and December 31, 2014; 26,687,907 shares issued and 26,687,558 shares outstanding at June 30, 2015; 26,457,516 shares issued and 26,457,167 shares outstanding at December 31, 2014	27	27
Treasury stock at cost	(8)	(8)
Additional paid-in capital	213,768	205,920
Accumulated other comprehensive loss	(6,459)	(3,500)
Accumulated deficit	(103,747)	(94,738)
Total stockholders’ equity	103,581	107,701
Total liabilities and stockholders’ equity	$156,167	$161,809
See accompanying notes to unaudited condensed consolidated financial statements.

LDR HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$41,509	$34,752	80,624	65,820
Cost of goods sold	6,825	5,857	13,268	11,113
Gross profit	34,684	28,895	67,356	54,707
Operating expenses:
Research and development	2,806	3,084	5,819	6,478
Sales and marketing	27,412	20,713	53,796	39,628
General and administrative	9,544	6,893	18,080	13,415
Total operating expenses	39,762	30,690	77,695	59,521
Operating loss	(5,078)	(1,795)	(10,339)	(4,814)
Other operating income (expense):
Other income (expense)	(889)	78	1,955	37
Interest income	2	19	3	19
Interest expense	(184)	(226)	(369)	(508)
Total other income (expense), net	(1,071)	(129)	1,589	(452)
Loss before income taxes	(6,149)	(1,924)	(8,750)	(5,266)
Income tax benefit (expense)	324	(404)	(259)	(561)
Net loss	(5,825)	(2,328)	(9,009)	(5,827)
Other comprehensive loss:
Foreign currency translation	800	(196)	(2,960)	(244)
Comprehensive loss	$(5,025)	$(2,524)	$(11,969)	$(6,071)
Net loss per common share:
Basic and diluted	$(0.22)	$(0.09)	$(0.34)	$(0.24)
Weighted average number of shares outstanding:
Basic and diluted	26,889,622	24,899,929	26,827,521	24,494,117
See accompanying notes to unaudited condensed consolidated financial statements.

LDR HOLDING CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (Unaudited)

	Six Months Ended June 30,
	2015	2014
Operating activities:
Net loss	$(9,009)	(5,827)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	471	350
Provision for excess and obsolete inventories	744	396
Depreciation and amortization	3,007	2,123
Stock-based compensation	5,198	2,383
Amortization of debt issuance costs	8	10
Deferred income tax expense	(537)	165
Loss on disposal of assets	47	151
Unrealized foreign currency gain	(1,388)	251
Changes in operating assets and liabilities:
Cash restricted for line of credit agreement	—	2,000
Accounts receivable	(1,313)	(1,272)
Prepaid expenses and other current assets	(384)	(951)
Inventory	(5,100)	(6,254)
Other assets	(370)	(28)
Accounts payable	1,137	1,809
Accrued expenses	(2,195)	706
Other long-term liabilities	200	—
Net cash used in operating activities	(9,484)	(3,988)
Investing activities:
Proceeds from sale of property and equipment	48	12
Purchase of intangible assets	(425)	(411)
Purchase of property and equipment	(3,775)	(2,833)
Net cash used in investing activities	(4,152)	(3,232)
Financing activities:
Proceeds from issuance of common stock in public offering	—	36,628
Stock issuance costs	—	(2,632)
Exercise of stock options	2,114	523
Proceeds from Employee Stock Purchase Plan	175	72
Proceeds from issuance of stock under Employee Stock Purchase Plan	775	1,761
Purchase of treasury stock	—	(8)
Payments on capital leases	(8)	(24)
Net proceeds (payments) on short-term financings	99	(511)
Proceeds from long-term debt	96	—
Payments on long-term debt	(528)	(944)
Net cash provided by financing activities	2,723	34,865

LDR HOLDING CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued) (in thousands) (Unaudited)

	Six Months Ended June 30,
	2015	2014
Effect of exchange rate on cash	(360)	(40)
Net change in cash and cash equivalents	(11,273)	27,605
Cash and cash equivalents, beginning of period	73,883	56,678
Cash and cash equivalents, end of period	$62,610	$84,283
Supplemental disclosure of interest and income taxes paid:
Cash paid for interest	$376	$557
Cash paid for taxes	1,469	502
Supplemental disclosure of non-cash investing and financing activities:
Capital lease related to purchase of fixed assets	$—	$50
Increase (decrease) in purchase of property and equipment in accounts payable	(735)	430
See accompanying notes to unaudited condensed consolidated financial statements.

LDR HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. Organization and Business Description
Description of Business
LDR Holding Corporation (Holding), a Delaware corporation, and its subsidiaries, LDR Spine USA, Inc. (Spine), LDR Médical, S.A.S. (Médical) and LDR Brasil Comercio, Importacao e Exportacao Ltda. (LDR Brazil and collectively, the Company), operates as a medical device company that designs and commercializes novel and proprietary surgical technologies for the treatment of patients suffering from spine disorders. The Company’s primary products are based on the VerteBRIDGE fusion platform and Mobi non-fusion platform, both of which are designed for applications in the cervical and lumbar spine for both fusion and nonfusion surgical treatments. The Company has offices in Troyes, France; Santo Andre, Brazil; Beijing and Hong Kong, China; Seoul, Korea and in Austin, Texas, which serves the U.S. market and is the corporate headquarters. The primary markets for the Company’s products are the United States and Western Europe as well as key markets in Asia Pacific and Latin America.
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
The Company has made estimates and judgments affecting the amounts reported in its condensed consolidated financial statements and the accompanying notes. The actual results that the Company experiences may differ materially from the Company’s estimates. The accounting estimates that require the Company’s most significant, difficult and subjective judgments include:

•	the valuation of inventory;

•	allowance for doubtful accounts;

•	valuation of deferred taxes and

•	stock-based compensation.
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
In May 2014, the FASB, issued ASU No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard was originally effective for the Company on January 1, 2017, but the FASB has announced a one-year deferral for all entities. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method and it has not determined the effect of the standard on its ongoing financial reporting.

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
As of June 30, 2015 and December 31, 2014, the fair value of the Company’s long-term debt, short-term financing and borrowings under its revolving credit agreement were categorized as Level 2 in the fair value hierarchy and approximated their carrying value due to the relatively recent issuances and short maturities and based on prevailing market rates for borrowings with similar ratings and maturities. The carrying amounts of the Company’s financial instruments, which primarily include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximate their fair values due to their short maturities.
(e) Inventory
Inventory is carried at the lower of cost or market using the weighted average method, net of an allowance for excess and obsolete inventory. The components of inventory, net of allowance, as of June 30, 2015 and December 31, 2014 are as follows (in thousands):

	June 30, 2015	December 31, 2014
Finished goods	$24,104	$21,337
Work in process	3,715	3,356
Raw materials	441	303
Total	$28,260	$24,996
As of June 30, 2015 and December 31, 2014, inventory held by hospitals and sales agents on behalf of the Company was $8.2 million and $7.1 million, respectively.
The Company reviews the components of its inventory on a periodic basis for excess, obsolete or impaired inventory and records a reserve for items identified. The Company recorded an allowance for excess and obsolete inventory of $4.8 million and $4.3 million as of June 30, 2015 and December 31, 2014, respectively.
(f) Revenue Recognition
Revenue is recognized when evidence of an arrangement exists, fees are fixed or determinable, collection of the fees is reasonably assured, and delivery or customer acceptance of the product has occurred and no other significant obligations remain. Further, for direct markets (United States, France and Germany), the Company recognizes revenue on its products when the spinal implant is used in surgery and a valid purchase order has been received. The Company generally recognizes revenue from sales to distributors at the time the product is shipped to the distributor. Distributors, who sell the products to their customers, take title to the products and assume all risks of ownership at the time of shipment.
Amounts billed to customers related to shipping and handling are included in revenues. Shipping and handling costs are included in cost of goods sold when related to revenue producing activities.
(g) Accounts Receivable
The Company generally extends credit to customers without requiring collateral; however in certain situations, customers may be required to provide prepayment or a letter of credit. Accounts receivable are carried at cost less an allowance for doubtful accounts. On a regular basis, the Company evaluates accounts receivable and estimates an allowance for doubtful accounts, as needed, based on various factors, such as customers’ current credit conditions and history of payment, length of time past due, and the general economy as a whole. Receivables are written off against the allowance when they are deemed uncollectible.

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
The Company had no customers that represented greater than 10% of the Company’s trade receivables as of June 30, 2015 and December 31, 2014, or revenues for the three and six months ended June 30, 2015 and 2014.
4. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Compensation and other employee related costs	$10,239	$10,960
Contributions withheld for Employee Stock Purchase Plan	175	94
Royalties	2,096	1,575
Clinical, regulatory and professional fees	481	376
Government grants	620	858
Rent	1,700	1,841
Taxes	826	2,479
Other	1,122	1,183
	$17,259	$19,366

5. Long-Term Debt
Long-term debt consists of the following (in thousands):

	June 30, 2015	December 31, 2014
Line of credit	$18,166	$18,166
Short-term financing	4,285	4,343
Various notes payable	1,791	2,431
Total long-term debt	24,242	24,940
Less current portion of long-term debt and short-term financing	(23,261)	(5,352)
Long-term debt and line of credit, net of discount and current portion	$981	$19,588
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
As of June 30, 2015 and December 31, 2014, the Company was in compliance with all covenants under the Line of Credit. The Company’s interest rate on borrowings under the Line of Credit was 3.5% at June 30, 2015 and December 31, 2014.
(b) Short-Term Financing
Médical borrows funds from various financial institutions in France on a short-term basis with variable interest rates based on Euribor one-month rates. The funds are typically repaid within 90 days and are collateralized by certain assets of Médical, including accounts receivable. The weighted average interest rate for the short-term balances outstanding at June 30, 2015 and December 31, 2014 was 2.3%.
(c) Various Notes Payable
Médical has loan agreements with five different entities as of June 30, 2015 and December 31, 2014. The amounts of the outstanding loans vary from approximately $15,000 to $555,000 at June 30, 2015 and $55,000 to $729,000 at December 31, 2014, and bear interest at rates varying between 2.53% and 4.65% at June 30, 2015 and December 31, 2014. Maturity dates for these loans vary from 2015 to 2019, and the loans are secured by certain assets of Médical.
In June 2015, Brazil entered into a loan agreement with a bank with a maturity date in December 2015. As of June 30, 2015, the outstanding amount of the loan was approximately $95,000.

6. Stock-Based Compensation
(a) Stock Option Activity
A summary of the stock option activity for the Company for the six months ended June 30, 2015 is as follows:

	Shares	Weighted - Average Exercise Price	Weighted - Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)	($000's)
Outstanding - December 31, 2014	1,881,369	$19.30	8.21	$26,484
Options granted	355,400	36.48
Options exercised	(181,523)	11.64
Options forfeited	(118,647)	22.07
Outstanding - June 30, 2015	1,936,599	$22.95	8.09	$39,355
Options vested and expected to vest at June 30, 2015	1,870,267	$22.95	8.09	$38,328
Options exercisable at June 30, 2015	801,831	$13.38	6.72	$23,954
The aggregate intrinsic value in the table above represents the total pre-tax value of the options shown, calculated as the difference between the Company’s closing stock price on June 30, 2015 and the exercise prices of the options shown, multiplied by the number of in-the money options. This is the aggregate amount that would have been received by the option holders if they had all exercised their options on June 30, 2015 and sold the shares thereby received at the closing price of the Company’s stock on that date. This amount changes based on the closing price of the Company’s stock.
Additional information regarding options is as follows (in thousands except for per share amounts):

	Six Months Ended June 30,
	2015	2014
Weighted-average grant date fair value per share of options granted during the period	$15.38	$14.67
Aggregate intrinsic value of options exercised during the period	$5,002	$4,653
The total intrinsic value of options exercised represents the total pre-tax intrinsic value that was received by the option holders who exercised their options during the fiscal year and is calculated as the difference between the stock price at the time of exercise and the exercise price multiplied by the number of options exercised.
The unrecognized compensation expense related to unvested options and subject to recognition in future periods was approximately $13.7 million at June 30, 2015 and is expected to be recognized over a weighted-average period of 2 years.
(b) Restricted Stock Unit Activity
A summary of the restricted stock unit activity for the Company for the six months ended June 30, 2015 is as follows:

	Units	Weighted - Average Grant Date Fair Value Per Share	Weighted - Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)	($000's)
Unvested - December 31, 2014	99,500	$27.06	2.94	$3,000
Restricted stock units granted	75,000	34.31
Restricted stock units vested	(27,004)	26.80
Restricted stock units forfeited	—	—
Unvested - June 30, 2015	147,496	$30.79	2.70	$6,036
The unrecognized compensation expense related to unvested restricted stock units was $3.9 million at June 30, 2015 and is expected to be recognized over a weighted-average period of approximately 3 years.

(c) Performance-Based Restricted Stock Unit Activity
In January 2015, the Company granted performance-based restricted stock units to certain employees of the Company. The number of awards converted to common stock will vary from 40,200 to 120,600 shares depending on the attainment of certain revenue targets. A summary of the performance-based restricted stock unit activity for the Company for the six months ended June 30, 2015 is as follows and is based on attainment of revenue at the target thresholds which the Company believes are probable of occurance:

	Units	Weighted - Average Grant Date Fair Value Per Share	Weighted - Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)	($000's)
Unvested - December 31, 2014	—	$—	—	$—
Performance-based restricted stock units granted	80,400	32.78
Performance-based restricted stock units vested	—	—
Performance-based restricted stock units forfeited	—	—
Unvested - June 30, 2015	80,400	$32.78	1.51	$3,290
The unrecognized compensation expense related to unvested restricted stock units was $1.8 million at June 30, 2015 and is expected to be recognized over a weighted-average period of approximately 2 years.
(d) Stock-Based Compensation
The Company’s stock-based compensation expense related to employee stock options, restricted stock units, performance stock units and ESPP awards for the three and six months ended June 30, 2015 and 2014 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Research and development	$69	$148	$163	$265
Sales and marketing	1,292	741	2,314	1,326
General and administrative	1,446	454	2,721	792
Total	$2,807	$1,343	$5,198	$2,383
7. Income Taxes
The following table summarizes the total income tax expense, and the related effective tax rate, for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Income tax expense (benefit)	$(324)	$404	$259	$561
Effective tax rate	5.3%	(21.0)%	(3.0)%	(10.7)%
The provision for income taxes for the three and six months ended June 30, 2015 and 2014 includes both domestic and foreign income taxes at applicable statutory rates adjusted for non-deductible expenses and other permanent differences. The effective tax rate differs from the statutory rate due to non-deductible expenses, valuation allowance increase, foreign tax rate differentials and deferred taxes on intercompany sales.
The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of existing deferred tax assets. The amount of the deferred tax asset considered realizable could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence is determined to exist. Due to the objective negative evidence of lack of earning history in the United States, the Company has established a full valuation allowance relating to substantially all of its U.S. net deferred tax assets.  In assessing the deferred tax assets in France, there is no significant objective evidence that limits Company’s ability to consider projections of future growth in determining that it is more likely than not that the tax benefit associated with the net operating loss of our French subsidiary will be realized.

As of June 30, 2015 and December 31, 2014, the Company has no accrued interest or penalties associated with uncertain tax positions. The jurisdictions in which the Company files income taxes include the United States, France and Brazil. The Company’s returns are currently under examination by the French Taxing Authority for the tax years 2012, 2013 and 2014. The Company is subject to income tax examinations for the Company’s U.S. federal and state and local income taxes for 2004 and subsequent years and foreign tax examinations for 2010 and subsequent years.
The Company pays income taxes in France related to intercompany sales in the year the sale occurs; however the recognition of tax expense related to intercompany sales is deferred in the consolidated financial statements until the product is sold to an unrelated third party. The deferred income tax charge is included in other current assets in the consolidated balance sheets. As of June 30, 2015 and December 31, 2014, the deferred income tax charge was $2.0 million and $2.7 million, respectively.
Earnings occurring outside the United States are deemed to be indefinitely reinvested outside of the United States to support the Company’s foreign operations. As a result, the Company continues to accumulate earnings overseas for investment in the Company’s business outside the U.S. and to use cash generated from U.S. operations and short- and long-term borrowings to meet the Company’s U.S. cash needs. As of June 30, 2015 and December 31, 2014, the amount of undistributed earnings were approximately $19.7 million and $22.9 million, respectively. If all of these indefinitely reinvested earnings were distributed, the Company has sufficient net operating loss carryforwards in the United States to offset any tax expense resulting from the distribution.
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
Net loss per share for the three and six months ended June 30, 2015 and 2014 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator
Net loss attributable to common stockholders	$(5,825)	$(2,328)	$(9,009)	$(5,827)
Denominator
Weighted average shares outstanding - basic	26,890	24,900	26,828	24,494
Dilutive effect of options and warrants	—	—	—	—
Weighted average shares outstanding - diluted	26,890	24,900	26,828	24,494
The following common equivalent shares were excluded from the diluted net loss per share calculation as their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock options	1,937	2,038	1,937	2,038
9. Commitments and Contingencies
On March 6, 2015, Médical entered into a Commercial Lease agreement (the Lease) with CIRMAD Est. (the Developer), for an office, warehouse and logistics building being built by the Developer in Troyes, France (the New Premises). The Lease will commence following completion of the New Premises, which is anticipated in March 2016, at which time Médical will relocate its headquarters to the New Premises. The initial term of the Lease is ten years. Médical has the option to extend the Lease for an additional nine years, subject to Médical’s right to terminate the Lease on the third anniversary and the sixth anniversary of such extension. The New Premises are 83,250 square feet, and the annual base rent is €1,041,305, subject to increase based on the tertiary activities rent index published by the French National Institute for Statistics and Economic Studies. In addition to the annual base rent, Médical is required to pay a supplemental rent of €74,000 per year for nine years.
From time to time, the Company may be involved in litigation relating to claims arising out of its ordinary course of business. Management believes that there are no claims or actions pending or threatened against the Company, the ultimate disposition of which would have a material impact on the Company’s financial position, results of operations or cash flows.
10. Segment and Geographic Information
Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company globally manages the business within one reportable segment. Segment information is consistent with how management reviews the business, makes investing and resource allocation decisions and assesses operating performance. The Company’s products are principally sold in the United States and Western Europe as well as key markets in Asia Pacific and Latin America.
The following table represents total sales by geographic area, based on the location of the customer (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
United States	$33,293	$26,341	$64,613	$49,503
France	2,995	3,312	6,325	6,632
Other Countries (1)	5,221	5,099	9,686	9,685
Total	$41,509	$34,752	$80,624	$65,820
__________

(1)	No additional locations are individually significant.
The Company classifies its products into two categories: exclusive technology and traditional fusion products. The following table represents total sales by product category (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Exclusive cervical products	$28,630	$20,980	$55,116	$38,770
Exclusive lumbar products	9,603	9,415	19,017	18,297
Exclusive technology products	38,233	30,395	74,133	57,067
Traditional fusion products	3,276	4,357	6,491	8,753
Total	$41,509	$34,752	$80,624	$65,820
The following table represents long-lived assets by geographic area (in thousands):

	June 30, 2015	December 31, 2014
United States	$14,211	$13,873
France	4,075	3,472
Other Countries (1)	1,915	1,680
Total	$20,201	$19,025
__________

(1)	No additional locations are individually significant.

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
Our VerteBRIDGE and Mobi platform products are used in the fastest growing segments of the global spine implant market, including the lumbar fusion segment, the cervical fusion segment and the motion preservation segment. In August 2013, we received approval from the U.S. Food and Drug Administration, or FDA, for the Mobi-C cervical replacement device, the first and only cervical disc replacement device to receive FDA approval to treat both one-level and two-level cervical disc disease. We expect sales of Mobi-C in the United States to continue to account for a significant portion of our expected increase in total revenue. We expect that sales of Mobi-C in the United States will continue to increase our sales and marketing expenses as we increase our capability to handle the expected increase in demand for Mobi-C. In addition, we anticipate that sales of our VerteBRIDGE and Mobi products will continue to increase due to continued market penetration in key global markets.

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
Research and Development Expenses
Our research and development expenses primarily consist of engineering, product development, clinical and regulatory expenses, consulting services, outside prototyping services, outside research activities, materials, depreciation and other costs associated with development of our products. Research and development expenses also include related personnel and consultants’ compensation and stock-based compensation expense. We expense research and development costs as they are incurred. We expect research and development expense to continue to increase in absolute dollars as we develop new products to expand our product pipeline, add research and development personnel and undergo clinical activities, including clinical studies to gain additional regulatory clearances. The increase in expenses may be offset by the fluctuations in foreign exchange rates as a majority of our research and development expenses are incurred in euros.
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

Income Tax Expense
We are taxed at the rates applicable within each jurisdiction in which we operate, primarily in the United States, France and Brazil. The composite income tax rate, tax provisions, deferred tax assets and deferred tax liabilities will vary according to the jurisdiction in which profits arise. Tax laws are complex and subject to different interpretations by management and the respective governmental taxing authorities, and require us to exercise judgment in determining our income tax provision, our deferred tax assets and liabilities and the valuation allowance recorded against our net deferred tax assets. Deferred tax assets and liabilities are determined using the enacted tax rates in effect for the years in which those tax assets are expected to be realized. A valuation allowance is established when it is more likely than not that the future realization of all or some of the deferred tax assets will not be achieved. On a quarterly basis, we assess the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. The amount of the deferred tax asset considered realizable could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence is determined to exist. Due to the objective negative evidence of lack of earning history in the United States, we have established a full valuation allowance relating to substantially all of our net deferred tax assets in the United States as of June 30, 2015 and December 31, 2014. In assessing the deferred tax assets in France, there is no significant objective evidence that limits our ability to consider projections of future growth in determining that it is more likely than not that the tax benefit associated with the net operating loss of our French subsidiary will be realized.
Results of Operations
The following table sets forth, for the periods indicated, our unaudited results of operations and our unaudited results of operations as a percentage of revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	(in thousands, except percentages)				(in thousands, except percentages)
Revenue	$41,509	100%	$34,752	100%	$80,624	100%	$65,820	100%
Cost of goods sold	6,825	16	5,857	17	13,268	16	11,113	17
Gross profit	34,684	84	28,895	83	67,356	84	54,707	83
Operating expenses:
Research and development	2,806	7	3,084	9	5,819	7	6,478	10
Sales and marketing	27,412	66	20,713	60	53,796	67	39,628	60
General and administrative	9,544	23	6,893	20	18,080	22	13,415	20
Total operating expenses	39,762	96	30,690	88	77,695	96	59,521	90
Operating loss	(5,078)	(12)	(1,795)	(5)	(10,339)	(13)	(4,814)	(7)
Total other income (expense), net	(1,071)	(3)	(129)	—	1,589	2	(452)	(1)
Loss before income taxes	(6,149)	(15)	(1,924)	(6)	(8,750)	(11)	(5,266)	(8)
Income tax benefit (expense)	324	1	(404)	(1)	(259)	—	(561)	(1)
Net loss	$(5,825)	(14)%	$(2,328)	(7)%	$(9,009)	(11)%	$(5,827)	(9)%

Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014
Revenue
The following table sets forth, for the periods indicated, our revenue by product category and geography expressed as dollar amounts and the changes in revenue between the specified periods expressed in dollar amounts in thousands and as percentages:

	Three Months Ended June 30,		Change 2015/2014
	2015	2014	$	%
Exclusive cervical products	$28,630	$20,980	$7,650	36%
Exclusive lumbar products	9,603	9,415	188	2%
Exclusive technology products	38,233	30,395	7,838	26%
Traditional fusion products	3,276	4,357	(1,081)	(25)%
Total revenue	$41,509	$34,752	$6,757	19%

	Three Months Ended June 30,		Change 2015/2014
	2015	2014	$	%
United States	$33,293	$26,341	$6,952	26%
International	8,216	8,411	(195)	(2)
Total revenue	$41,509	$34,752	$6,757	19%
The increase in total revenue in the three months ended June 30, 2015 compared to the three months ended June 30, 2014 was primarily driven by an increase in revenue from our exclusive technology products in the United States and increased penetration in existing markets through the expansion of our network of independent sales agencies and direct sales representatives. Revenue growth from our exclusive technology products was driven by a 36% increase in revenue from our exclusive cervical products and by a 2% increase in revenue from our exclusive lumbar products. Sales of our exclusive cervical and lumbar products represented 75% and 25% of total exclusive technology revenue, respectively, for the three months ended June 30, 2015.
International revenue decreased as a result of unfavorable impact of changes in foreign currency rates, offset by increased market penetration and expansion of our product portfolio in existing territories.
Cost of Goods Sold
Cost of goods sold was $6.8 million in the three months ended June 30, 2015 compared to $5.9 million in the three months ended June 30, 2014, an increase of $1.0 million or 17%. The increase was primarily due to an increase in product costs, royalties and freight charges associated with the increase in sales volume and mix. Cost of goods sold decreased as a percentage of revenue due to geographic mix and better freight rates, partially offset by royalties due to product mix.
Research and Development Expenses
Research and development expenses were $2.8 million in the three months ended June 30, 2015 compared to $3.1 million in the three months ended June 30, 2014, a decrease of $278,000 or 9%. The decrease was primarily due to a $205,000 decrease in fees and expenses associated with product testing and clinical trials and a $79,000 decrease in stock-based compensation expense, offset by an increase of $17,000 associated with salaries and benefits. Excluding foreign exchange impacts, our research and development expenses increased. However, as the majority of our research and development expenses are incurred in euros and due to fluctuations in foreign exchange rates, the expenses as reported in U.S. dollars decreased.
Sales and Marketing Expenses
Sales and marketing expenses were $27.4 million in the three months ended June 30, 2015 compared to $20.7 million in the three months ended June 30, 2014, an increase of $6.7 million or 32%. The increase was primarily due to a $4.8 million increase in compensation costs associated with our investments in our sales organizations, including hiring of additional direct sales personnel and commissions as a result of the increase in sales volume, a $551,000 increase in stock-based compensation expense, a $1.0 million increase in expenses associated with medical training workshops and product promotion and a $368,000 increase in depreciation expense and other expenses associated with our instrument sets and cases.

General and Administrative Expenses
General and administrative expenses were $9.5 million in the three months ended June 30, 2015 compared to $6.9 million in the three months ended June 30, 2014, an increase of $2.7 million or 38%. The increase was primarily due to an $1.0 million increase in employee salaries and benefits associated with the increase in general and administrative personnel, a $992,000 increase in stock-based compensation expense, a $261,000 increase in professional fees associated with general corporate initiatives, a $197,000 increase in bad debt and bank fees, an increase of $63,000 in product liability insurance and a $48,000 increase in medical device and other taxes.
Total Other Income (Expense), net
Total other income (expense), net of $(1.1) million in the three months ended June 30, 2015 primarily consisted of $896,000 loss due to the effect of changes in foreign exchange rates on payables and receivables held in currencies other than their functional (local) currency, and $184,000 in interest expense associated with our long-term debt.
Income Tax Benefit (Expense)
Income tax benefit was $324,000 in the three months ended June 30, 2015 compared to expense of $404,000 in the three months ended June 30, 2014. Our effective tax rate calculated as a percentage of income before income taxes was 5.3% for the three months ended June 30, 2015 and (21.0)% for the three months ended June 30, 2014. The change in the effective tax rate was a result of the recognition of deferred foreign tax expense related to intercompany sales and net operating loss carryforwards generated in France while we remain in a full valuation allowance position for net operating losses generated in the United States. On a quarterly basis, we assess the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets.  The amount of the deferred tax asset considered realizable could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence is determined to exist.
Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014
Revenue
The following table sets forth, for the periods indicated, our revenue by product category and geography expressed as dollar amounts and the changes in revenue between the specified periods expressed in dollar amounts in thousands and as percentages:

	Six Months Ended June 30,		Change 2015/2014
	2015	2014	$	%
Exclusive cervical products	$55,116	$38,770	$16,346	42%
Exclusive lumbar products	19,017	18,297	720	4
Exclusive technology products	74,133	57,067	17,066	30%
Traditional fusion products	6,491	8,753	(2,262)	(26)
Total revenue	$80,624	$65,820	$14,804	22%

	Six Months Ended June 30,		Change 2015/2014
	2015	2014	$	%
United States	$64,613	$49,503	$15,110	31%
International	16,011	16,317	(306)	(2)
Total revenue	$80,624	$65,820	$14,804	22%
The increase in total revenue in the six months ended June 30, 2015 compared to the six months ended June 30, 2014 was primarily driven by an increase in revenue from our exclusive technology products in the United States and increased penetration in existing markets through the expansion of our network of independent sales agencies and direct sales representatives. Revenue growth from our exclusive technology products was driven by a 42% increase in revenue from our exclusive cervical products and by a 4% increase in revenue from our exclusive lumbar products. Sales of our exclusive cervical and lumbar products represented 74% and 26% of total exclusive technology revenue, respectively, for the six months ended June 30, 2015.
International revenue decreased as a result of unfavorable impact of changes in foreign currency rates, offset by increased market penetration and expansion of our product portfolio in existing territories.

Cost of Goods Sold
Cost of goods sold was $13.3 million in the six months ended June 30, 2015 compared to $11.1 million in the six months ended June 30, 2014, an increase of $2.2 million or 19%. The increase was primarily due to an increase in product costs, royalties and freight charges associated with the increase in sales volume and mix. Cost of goods sold decreased as a percentage of revenue due to geographic mix and better freight rates and lower inventory reserves associated with the value our inventory, offset by royalties due to product mix.
Research and Development Expenses
Research and development expenses were $5.8 million in the six months ended June 30, 2015 compared to $6.5 million in the six months ended June 30, 2014, a decrease of $659,000 or 10%. The decrease was primarily due to a $398,000 decrease in fees and expenses associated with product testing and clinical trials, a decrease of $141,000 associated with salaries and benefits and a $102,000 decrease in stock-based compensation expense. Excluding foreign exchange impacts, our research and development expenses increased. However, as the majority of our research and development expenses are incurred in euros and due to fluctuations in foreign exchange rates, the expenses as reported in U.S. dollars decreased.
Sales and Marketing Expenses
Sales and marketing expenses were $53.8 million in the six months ended June 30, 2015 compared to $39.6 million in the six months ended June 30, 2014, an increase of $14.2 million or 36%. The increase was primarily due to a $9.0 million increase in compensation costs associated with our investments in our sales organizations, including hiring of additional direct sales personnel and commissions as a result of the increase in sales volume, a $988,000 increase in stock-based compensation expense, a $3.3 million increase in expenses associated with medical training workshops and product promotion and a $848,000 increase in depreciation expense and other expenses associated with our instrument sets and cases.
General and Administrative Expenses
General and administrative expenses were $18.1 million in the six months ended June 30, 2015 compared to $13.4 million in the six months ended June 30, 2014, an increase of $4.7 million or 35%. The increase was primarily due to an $1.9 million increase in employee salaries and benefits associated with the increase in general and administrative personnel, a $1.9 million increase in stock-based compensation expense, a $403,000 increase in professional fees associated with general corporate initiatives, a $258,000 increase in bad debt and bank fees and an increase of $108,000 in product liability insurance.
Total Other Income (Expense), net
Total other income (expense), net of $1.6 million in the six months ended June 30, 2015 primarily consisted of $1.9 million gain due to the effect of changes in foreign exchange rates on payables and receivables held in currencies other than their functional (local) currency, offset by $369,000 in interest expense associated with our long-term debt.
Income Tax Expense
Income tax expense was $259,000 in the six months ended June 30, 2015 compared to $561,000 in the six months ended June 30, 2014. Our effective tax rate calculated as a percentage of income before income taxes was (3.0)% for the six months ended June 30, 2015 and (10.7)% for the six months ended June 30, 2014. The change in the effective tax rate was a result of the recognition of deferred foreign tax expense related to intercompany sales and net operating loss carryforwards generated in France while we remain in a full valuation allowance position for net operating losses generated in the United States. On a quarterly basis, we assess the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets.  The amount of the deferred tax asset considered realizable could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence is determined to exist.
Non-GAAP Financial Measures
We define EBITDA as net income (loss) plus interest (income) expense, net, income tax expense and depreciation and amortization. We define Adjusted EBITDA as EBITDA plus stock-based compensation expense and other interest (expense), net. We present Adjusted EBITDA because we believe it is a useful indicator of our operating performance. Our management uses Adjusted EBITDA principally as a measure of our operating performance and believes that Adjusted EBITDA is useful to our investors because it is frequently used by securities analysts, investors and other interested parties in their evaluation of the operating performance of companies in industries similar to ours. Our management also uses Adjusted EBITDA for planning purposes, including the preparation of our annual operating budget and financial projections.
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
Management calculates revenue on a constant currency basis by using the average foreign exchange rates for each month during the previous year and applying these rates to foreign-denominated revenue in the corresponding months in the current quarter. The difference between revenue calculated based on these foreign exchange rates and revenue calculated in accordance with GAAP is referred to as the foreign exchange impact on revenue. Management uses revenue on a constant currency basis to improve comparability between periods as though fluctuations from changes in foreign currency did not exist.
Revenue on a constant currency basis should not be considered in isolation or as a substitute for revenue prepared in accordance with GAAP as it is not indicative of revenue as determined under GAAP. Management’s calculation of revenue on a constant currency basis may differ from that of other companies.
Non-GAAP Adjusted EBITDA
The following table presents a reconciliation of net loss to Adjusted EBITDA for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(5,825)	$(2,328)	$(9,009)	$(5,827)
Interest (income) expense, net	182	207	366	489
Income tax (benefit) expense	(324)	404	259	561
Depreciation and amortization	1,565	1,164	3,007	2,123
EBITDA	(4,402)	(553)	(5,377)	(2,654)
Stock-based compensation	2,807	1,343	5,198	2,383
Other (income) expense, net	889	(78)	(1,955)	(37)
Adjusted EBITDA	$(706)	$712	$(2,134)	$(308)
Non-GAAP Revenue on a Constant Currency Basis
The following tables present reconciliations of GAAP revenue to revenue on a constant currency basis for the periods presented:

	Three Months Ended June 30,
	GAAP	Foreign Exchange Impact on International Revenue	Non-GAAP Revenue on a Constant Currency Basis (1)	GAAP	2015 on a Constant Currency Basis / 2014
	2015	2015	2015	2014	$	%
Revenue in the United States	$33,293	$—	$33,293	$26,341	$6,952	26.4%
International revenue	8,216	2,100	10,316	8,411	1,905	22.6
Total revenue	$41,509	$2,100	$43,609	$34,752	$8,857	25.5

Exclusive cervical products	$28,630	$1,053	$29,683	$20,980	$8,703	41.5%
Exclusive lumbar products	9,603	262	9,865	9,415	450	4.8
Exclusive technology products	38,233	1,315	39,548	30,395	9,153	30.1
Traditional fusion products	3,276	785	4,061	4,357	(296)	(6.8)
Total revenue	$41,509	$2,100	$43,609	$34,752	$8,857	25.5

	Six Months Ended June 30,
	GAAP	Foreign Exchange Impact on International Revenue	Non-GAAP Revenue on a Constant Currency Basis (1)	GAAP	2015 on a Constant Currency Basis / 2014
	2015	2015	2015	2014	$	%
Revenue in the United States	$64,613	$—	$64,613	$49,503	$15,110	30.5%
International revenue	16,011	3,806	19,817	16,317	3,500	21.5
Total revenue	$80,624	$3,806	$84,430	$65,820	$18,610	28.3

Exclusive cervical products	$55,116	$1,845	$56,961	$38,770	$18,191	46.9%
Exclusive lumbar products	19,017	535	19,552	18,297	1,255	6.9
Exclusive technology products	74,133	2,380	76,513	57,067	19,446	34.1
Traditional fusion products	6,491	1,426	7,917	8,753	(836)	(9.6)
Total revenue	$80,624	$3,806	$84,430	$65,820	$18,610	28.3
__________

(1)
Revenue on a constant currency basis is calculated using the average foreign exchange rates for each month during the previous year and applying these rates to foreign-denominated revenue in the corresponding months in the current quarter. The difference between revenue calculated based on these foreign exchange rates and revenue calculated in accordance with GAAP is listed as foreign exchange impact in the table above.

Liquidity and Capital Resources
We assess liquidity in terms of our ability to generate cash to fund operating, investing, and financing activities. Our primary sources of liquidity are cash flows generated from our operations, available cash and cash equivalents, and availability under our loan agreements. We believe that our existing cash and cash equivalents will be sufficient to fund our operations and satisfy our current cash requirements for at least the next 12 months. From time to time, we may explore additional financing sources to meet our working capital requirements, make continued investment in research and development and make capital expenditure needed for us to maintain and expand our business. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, or we may even have to scale back our operations. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock.
The following table summarizes our net cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2015 and 2014 (in thousands):

	Six Months Ended June 30,
	2015	2014
Net cash used in operating activities	$(9,484)	$(3,988)
Net cash used in investing activities	(4,152)	(3,232)
Net cash provided by financing activities	2,723	34,865
Effect of exchange rate on cash	(360)	(40)
Net change in cash and cash equivalents	$(11,273)	$27,605
Cash Used in Operating Activities
Net cash used in operating activities was $9.5 million in the six months ended June 30, 2015, compared to $4.0 million in the six months ended June 30, 2014, an increase of $5.5 million. The increase in net cash used in operating activities was primarily attributable to $3.6 million increase in accounts payable and accrued expenses, the $3.2 million increase in net loss and the elimination of the requirement to maintain a $2.0 million balance in restricted cash under our Comerica loan agreement. These increases were partially offset by a $1.7 million net decrease in non-cash charges, which included stock-based compensation and unrealized foreign currency gains and a $1.2 million decrease in the change in inventory.

Cash Used in Investing Activities
Net cash used in investing activities was $4.2 million in the six months ended June 30, 2015 compared to $3.2 million in the six months ended June 30, 2014, an increase of $0.9 million. The increase in net cash used in investing activities was primarily attributable to a $0.9 million increase in cash paid for the purchase of instruments and cases during the six months ended June 30, 2015.
Cash Provided by Financing Activities
Net cash provided by financing activities was $2.7 million in the six months ended June 30, 2015 compared to $34.9 million provided in the six months ended June 30, 2014, a decrease of $32.1 million. The decrease was primarily attributable to the $36.6 million raised during our follow-on public offering in 2014 and the $0.9 million decrease in contributions by employees for the Employee Stock Purchase Plan. These decreases were partially offset by the reduction of $2.6 million in stock offering costs, the $1.6 million increase in proceeds from the exercise of stock options and the $1.0 million decrease in net payments on short-term financings and long-term debt.
Indebtedness
We are party to an amended loan agreement with Comerica Bank, or the Comerica loan agreement, under which we may make periodic borrowings under a revolving line of credit. The Comerica loan agreement contains various restrictive covenants, including limitations on our ability to pay dividends, to enter into a merger or acquisition and the amount of capital expenditures we may make in any given fiscal year. As of June 30, 2015, we were in compliance will all covenants under our loan agreement. As of June 30, 2015, we had $18.2 million in borrowings outstanding under the revolving line of credit. Our interest rate on borrowings under the Comerica loan agreement was 3.5% on June 30, 2015.
We are also party to various loan agreements with five different financial institutions in France. As of June 30, 2015, the amounts of the outstanding loans vary from approximately $15,000 to $555,000 and bear interest at rates varying from 2.53% to 4.65%. Maturity dates for these loans vary from 2015 to 2019 and are secured by certain assets of Médical. In addition, Médical can borrow funds from various financial institutions in France on a short-term basis. The funds are typically repaid within 90 days and are collateralized by certain assets of Médical, including accounts receivable. The weighted average interest rate for the short-term balances outstanding as of June 30, 2015 was 2.3%.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard was originally effective for us on January 1, 2017, but the FASB has announced a one-year deferral for all entities. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method and have not determined the effect of the standard on our ongoing financial reporting.

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
we are exempt from the requirement to obtain an attestation and report from our auditors on the assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act;

•	we are permitted to provide less extensive disclosure about our executive compensation arrangements;

•	we are not required to give our stockholders non-binding advisory votes on executive compensation or golden parachute arrangements; and

•	we have elected to use an extended transition period for complying with new or revised accounting standards.
We may take advantage of these provisions until the last day of our fiscal year following the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective registration statement under the Securities Act of 1933, as amended, or the Securities Act, which such fifth anniversary will occur in 2018. However, the aggregate worldwide market value of our common equity securities held by non-affiliates as of June 30, 2015 (the last business day of our most recently completed second fiscal quarter) exceeded $700 million, and we therefore will cease to satisfy the conditions of remaining an emerging growth company as of December 31, 2015 and will no longer be able to take advantage of certain exemptions from public company reporting requirements as listed above.
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
Foreign Exchange Risk
We operate in countries other than the United States, and, therefore, we are exposed to foreign currency risks. Revenue from sales outside of the United States represented approximately 20% of our total revenue in the six months ended June 30, 2015. We bill most direct sales outside of the United States in local currencies, which are comprised of the euro and the Brazilian real. Operating expenses related to these sales are largely denominated in the same respective currency, thereby limiting our transaction risk exposure. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not significant. Additionally, we have intercompany foreign transactions between our subsidiaries, which are denominated in currencies other than their functional currency. Fluctuations from the beginning to the end of any given reporting period result in the remeasurement of our intercompany foreign transactions generating transaction gains or losses in the respective period and are reported in total other income (expense), net in our consolidated financial statements. The monetary assets and liabilities of our foreign subsidiaries denominated in other currencies are translated into U.S. dollars at each balance sheet date resulting in a foreign currency translation adjustment reflected in accumulated other comprehensive loss. We recorded foreign currency translation losses of $3.0 million in the six months ended June 30, 2015. We do not currently hedge our exposure to foreign currency exchange rate fluctuations; however, we may choose to hedge our exposure in the future.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.
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
The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, the Securities and Exchange Commission, or the SEC, and NASDAQ impose various requirements on public companies, including the establishment and maintenance of effective disclosure and financial control and specific corporate governance practices.  These rules and regulations increase our accounting, legal and financial compliance costs and make some activities more time-consuming and costly.  In addition, we expect that our management and other personnel will need to divert attention from operational and other business matters to devote substantial time to these public company requirements.  In particular, we will cease to be an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, on December 31, 2015 and will no longer be able to take advantage of certain exemptions from public company reporting requirements.  Our inability to continue to take advantage of these exemptions may place additional strain on our resources and divert our management’s attention from other business concerns, which could harm our business and operating results.
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
As a public company, we are required, under Section 404 of the Sarbanes-Oxley Act to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting.  The results of this assessment need to be included in our annual report and we are required to disclose any material weaknesses identified by our management in our internal control over financial reporting.  A material weakness is a deficiency, or combination of deficiencies, in internal control, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be prevented, or detected and corrected, on a timely basis.
We devoted significant resources to compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404 for the year ended December 31, 2014.  In future years, we may need to devote more resources to Section 404 compliance, and we may not be able to complete our annual evaluations, testing and any required remediations in a timely fashion.  During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control is effective.  Lack of effective controls could severely inhibit our ability to accurately report our financial condition or results of operations.  We cannot assure you that there will not be material weaknesses and/or significant deficiencies in our internal controls in the future.
If we are unable to conclude that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which would likely cause the price of our common stock to decline.
Additionally, on December 31, 2015, we will cease to be an “emerging growth company,” as defined in the JOBS Act.  Once we are no longer an emerging growth company, our independent registered public accounting firm will be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act.  As a result, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff.  If we are unable to confirm that our internal control over financial reporting is effective, or if our auditors are unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.
We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions and relief from various reporting requirements that are applicable to other public companies that are not emerging growth companies.  In particular, while we are an emerging growth company, (i) we will not be required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, (ii) we will be exempt from any rules that may be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotations or a supplement to the auditor’s report on financial statements, (iii) we will be subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (iv) we will not be required to hold nonbinding advisory votes on executive compensation or stockholder approval of any golden parachute payments not previously approved. In addition, while we are an emerging growth company we will not be required to comply with any new financial accounting standard until such standard is generally applicable to private companies.
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
However, we will cease to be an emerging growth company on December 31, 2015, the day on which we will be deemed to be a “large accelerated filer” under the Exchange Act because the aggregate worldwide market value of our common securities held by non-affiliates as of June 30, 2015 exceeded $700 million.  We cannot predict whether investors will find our common stock less attractive to the extent we have relied on the exemptions available to emerging growth companies.  If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
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

LDR HOLDING CORPORATION

Dated:	August 5, 2015	By:	/s/ Christophe Lavigne
Christophe Lavigne
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	August 5, 2015	By:	/s/ Robert McNamara
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