Form 10-Q
period 2015-11-04
LDR HOLDING CORP
filed 2015-11-04
CIK 1348324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
_____________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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
☐ Yes  ☒  No
The number of shares outstanding of the Registrant's Common Stock, $0.001 par value, was 29,045,256 as of October 30, 2015.

LDR HOLDING CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
LDR HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30, 2015	December 31, 2014
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$123,511	$73,883
Accounts receivable, net of allowance of $1,829 and $1,351 at September 30, 2015 and December 31, 2014, respectively	26,367	26,484
Inventory, net	27,788	24,996
Other current assets	6,525	4,864
Prepaid expenses	1,481	1,419
Deferred tax assets, current	278	296
Total current assets	185,950	131,942
Property and equipment, net of accumulated depreciation and amortization of $17,091 and $13,882 at September 30, 2015 and December 31, 2014, respectively	20,798	19,025
Goodwill	6,621	6,621
Intangible assets, net of accumulated amortization of $3,247 and $3,004 at September 30, 2015 and December 31, 2014, respectively	3,683	3,858
Deferred tax assets	5,470	192
Other assets	544	171
Total assets	$223,066	$161,809
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,912	$8,302
Accrued expenses	19,514	19,366
Short-term financing	479	4,343
Current portion of long-term debt	689	1,009
Total current liabilities	29,594	33,020
Line of credit	—	18,166
Long-term debt, net of discount and current portion	832	1,422
Deferred tax liabilities	685	740
Other long-term liabilities	780	760
Total liabilities	31,891	54,108
Commitments and contingencies
Stockholders’ equity:
Common stock; $0.001 par value; 107,000,000 shares authorized at September 30, 2015 and December 31, 2014; 29,024,852 shares issued and 29,024,503 shares outstanding at September 30, 2015; 26,457,516 shares issued and 26,457,167 shares outstanding at December 31, 2014	29	27
Treasury stock at cost	(8)	(8)
Additional paid-in capital	302,971	205,920
Accumulated other comprehensive loss	(5,982)	(3,500)
Accumulated deficit	(105,835)	(94,738)
Total stockholders’ equity	191,175	107,701
Total liabilities and stockholders’ equity	$223,066	$161,809
See accompanying notes to unaudited condensed consolidated financial statements.

LDR HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$39,294	$35,901	119,918	101,721
Cost of goods sold	6,086	6,462	19,354	17,575
Gross profit	33,208	29,439	100,564	84,146
Operating expenses:
Research and development	2,704	2,831	8,523	9,309
Sales and marketing	25,895	21,610	79,691	61,238
General and administrative	9,873	7,238	27,953	20,653
Total operating expenses	38,472	31,679	116,167	91,200
Operating loss	(5,264)	(2,240)	(15,603)	(7,054)
Other operating income (expense):
Other income (expense)	(1,100)	1,366	855	1,403
Interest income	9	2	12	21
Interest expense	(123)	(211)	(492)	(719)
Total other income (expense), net	(1,214)	1,157	375	705
Loss before income taxes	(6,478)	(1,083)	(15,228)	(6,349)
Income tax benefit (expense)	4,390	(936)	4,131	(1,497)
Net loss	(2,088)	(2,019)	(11,097)	(7,846)
Other comprehensive loss:
Foreign currency translation	478	(2,160)	(2,482)	(2,404)
Comprehensive loss	$(1,610)	$(4,179)	$(13,579)	$(10,250)
Net loss per common share:
Basic and diluted	$(0.07)	$(0.08)	$(0.41)	$(0.31)
Weighted average number of shares outstanding:
Basic and diluted	28,064,850	26,011,393	27,244,496	25,005,434
See accompanying notes to unaudited condensed consolidated financial statements.

LDR HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Number of Shares	Par Value	Number of Shares	Amount
Balance at December 31, 2014	26,457,516	$27	349	$(8)	$205,920	$(3,500)	$(94,738)	$107,701
Issuance of common stock in a public offering	2,300,000	2	—	—	91,998	—	—	92,000
Underwriting discount and common stock issuance costs	—	—	—	—	(5,131)	—	—	(5,131)
Exercise of common stock options	218,468	—	—	—	2,374	—	—	2,374
Issuance of common stock under employee stock purchase plan	28,731	—	—	—	775	—	—	775
Issuance of restricted stock units, net of shares withheld for taxes	20,137	—	—	—	(238)	—	—	(238)
Stock-based compensation	—	—	—	—	7,273	—	—	7,273
Currency translation adjustment	—	—	—	—	—	(2,482)	—	(2,482)
Net loss	—	—	—	—	—	—	(11,097)	(11,097)
Balance at September 30, 2015	29,024,852	$29	349	$(8)	$302,971	$(5,982)	$(105,835)	$191,175
See accompanying notes to unaudited condensed consolidated financial statements.

LDR HOLDING CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (Unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating activities:
Net loss	$(11,097)	(7,846)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	1,124	470
Provision for excess and obsolete inventories	1,203	957
Depreciation and amortization	4,635	3,349
Stock-based compensation	7,273	3,640
Amortization of debt issuance costs	12	14
Deferred income tax expense (benefit)	(5,277)	174
Loss on disposal of assets	125	199
Unrealized foreign currency gain	(301)	(1,207)
Changes in operating assets and liabilities:
Cash restricted for line of credit agreement	—	2,000
Accounts receivable	(1,744)	(2,258)
Prepaid expenses and other current assets	(1,901)	(1,792)
Inventory	(5,316)	(7,814)
Other assets	(370)	(24)
Accounts payable	624	410
Accrued expenses	(574)	4,549
Other long-term liabilities	200	—
Net cash used in operating activities	(11,384)	(5,179)
Investing activities:
Proceeds from sale of property and equipment	60	15
Purchase of intangible assets	(629)	(565)
Purchase of property and equipment	(6,226)	(4,892)
Net cash used in investing activities	(6,795)	(5,442)
Financing activities:
Proceeds from issuance of common stock in public offering	92,000	36,628
Stock issuance costs and underwriting discount	(5,131)	(2,640)
Exercise of stock options	2,374	968
Proceeds from Employee Stock Purchase Plan	697	281
Proceeds from issuance of stock under Employee Stock Purchase Plan	775	1,761
Purchase of treasury stock	—	(8)
Payments on capital leases	(12)	(33)
Payments on line of credit	(18,166)	—
Net proceeds (payments) on short-term financings	(3,678)	1,589
Proceeds from long-term debt	96	—
Payments on long-term debt	(801)	(1,405)
Net cash provided by financing activities	68,154	37,141

LDR HOLDING CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued) (in thousands) (Unaudited)

	Nine Months Ended September 30,
	2015	2014
Effect of exchange rate on cash	(347)	(162)
Net change in cash and cash equivalents	49,628	26,358
Cash and cash equivalents, beginning of period	73,883	56,678
Cash and cash equivalents, end of period	$123,511	$83,036
Supplemental disclosure of interest and income taxes paid:
Cash paid for interest	$559	$751
Cash paid for taxes	2,261	740
Supplemental disclosure of non-cash investing and financing activities:
Capital lease related to purchase of fixed assets	$—	$50
Increase (decrease) in purchase of property and equipment in accounts payable	(541)	874
See accompanying notes to unaudited condensed consolidated financial statements.

LDR HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. Organization and Business Description
Description of Business
LDR Holding Corporation (Holding), a Delaware corporation, and its subsidiaries, LDR Spine USA, Inc. (Spine), LDR Médical, S.A.S. (Médical) and LDR Brasil Comercio, Importacao e Exportacao Ltda. (LDR Brazil and collectively, the Company), operates as a medical device company that designs and commercializes novel and proprietary surgical technologies for the treatment of patients suffering from spine disorders. The Company’s primary products are based on the VerteBRIDGE fusion platform and Mobi non-fusion platform, both of which are designed for applications in the cervical and lumbar spine for both fusion and nonfusion surgical treatments. The Company has offices in Troyes, France; Santo Andre, Brazil; Beijing, Shanghai, Guangzhou and Hong Kong, China; Seoul, Korea and in Austin, Texas, which serves the U.S. market and is the corporate headquarters. The primary markets for the Company’s products are the United States and Western Europe as well as key markets in Asia Pacific and Latin America.
Public Offering
In August 2015, the Company completed a public offering in which the Company sold 2,300,000 shares of common stock, including 300,000 shares sold to underwriters pursuant to the exercise of their over-allotment option to purchase additional shares, at a price of $40.00 per share, before underwriting discounts and expenses. The follow-on public offering generated net proceeds of approximately $86.9 million, after deducting underwriting discounts and expenses of approximately $5.1 million.
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
(c) Recent Accounting Pronouncements
In July 2015, the Financial Accounting Standards Board, or FASB, issued ASU No. 2015-11, Simplifying the Measurement of Inventory (ASU 2015-11), which simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. ASU 2015-11 will be effective for the Company on January 1, 2017. The Company is evaluating the effect that ASU 2015-11 will have on its consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 requires retrospective adoption and will be effective for the Company on January 1, 2016. Early adoption is permitted. The Company does not expect the adoption of ASU 2015-03 will have a material impact on its financial statements.
In May 2014, the FASB, issued ASU No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard will be effective for the Company on January 1, 2018. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method and has not determined the effect of the standard on its ongoing financial reporting.
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
As of September 30, 2015 and December 31, 2014, the fair value of the Company’s long-term debt, short-term financing and borrowings under its revolving credit agreement were categorized as Level 2 in the fair value hierarchy and approximated their carrying value due to the relatively recent issuances and short maturities and based on prevailing market rates for borrowings with similar ratings and maturities. The carrying amounts of the Company’s financial instruments, which primarily include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximate their fair values due to their short maturities.
(e) Inventory
Inventory is carried at the lower of cost or market using the weighted average method, net of an allowance for excess and obsolete inventory. The components of inventory, net of allowance, as of September 30, 2015 and December 31, 2014 are as follows (in thousands):

	September 30, 2015	December 31, 2014
Finished goods	$24,123	$21,337
Work in process	3,403	3,356
Raw materials	262	303
Total	$27,788	$24,996
As of September 30, 2015 and December 31, 2014, inventory held by hospitals and sales agents on behalf of the Company was $9.3 million and $7.1 million, respectively.
The Company reviews the components of its inventory on a periodic basis for excess, obsolete or impaired inventory and records a reserve for items identified. The Company recorded an allowance for excess and obsolete inventory of $5.2 million and $4.3 million as of September 30, 2015 and December 31, 2014, respectively.
(f) Revenue Recognition
Revenue is recognized when evidence of an arrangement exists, fees are fixed or determinable, collection of the fees is reasonably assured, and delivery or customer acceptance of the product has occurred and no other significant obligations remain. Further, for direct markets (United States, France, Germany, Belgium and Brazil), the Company recognizes revenue on its products when the spinal implant is used in surgery and a valid purchase order has been received. The Company generally recognizes revenue from sales to distributors at the time the product is shipped to the distributor. Distributors, who sell the products to their customers, take title to the products and assume all risks of ownership at the time of shipment.

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
The Company had no customers that represented greater than 10% of the Company’s trade receivables as of September 30, 2015 and December 31, 2014, or revenues for the three and nine months ended September 30, 2015 and 2014.
4. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Compensation and other employee related costs	$10,767	$10,960
Contributions withheld for Employee Stock Purchase Plan	697	94
Royalties	2,429	1,575
Clinical, regulatory and professional fees	860	770
Government grants	579	858
Rent	1,631	1,841
Taxes	1,026	2,479
Other	1,525	789
	$19,514	$19,366

5. Debt
Debt consists of the following (in thousands):

	September 30, 2015	December 31, 2014
Line of credit	$—	$18,166
Short-term financing	479	4,343
Various notes payable	1,521	2,431
Total debt	2,000	24,940
Less current portion of long-term debt and short-term financing	(1,168)	(5,352)
Long-term debt and line of credit, net of discount and current portion	$832	$19,588
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
In August 2015, in connection with the Company’s public offering, the Line of Credit was repaid in full, resulting in a zero outstanding balance as of September 30, 2015. As of September 30, 2015, the Company had $25.0 million available under the Line of Credit.
(b) Short-Term Financing
Médical borrows funds from various financial institutions in France on a short-term basis with variable interest rates based on Euribor one-month rates. The funds are typically repaid within 90 days and are collateralized by certain assets of Médical, including accounts receivable. The weighted average interest rate for the short-term balances outstanding at September 30, 2015 and December 31, 2014 was 2.6% and 2.3%, respectively.
(c) Various Notes Payable
Médical has loan agreements with four different entities as of September 30, 2015 and five different entities at December 31, 2014. The amounts of the outstanding loans vary from approximately $8,000 to $506,000 with interest rates varying between 2.53% and 3.95% at September 30, 2015 and $55,000 to $729,000 with interest rates varying between 2.53% and 4.65% at December 31, 2014. Maturity dates for these loans vary from 2015 to 2019, and the loans are secured by certain assets of Médical.
In June 2015, Brazil entered into a loan agreement with a bank with a maturity date in December 2015. As of September 30, 2015, the outstanding amount of the loan was approximately $38,000.

6. Stock-Based Compensation
(a) Stock Option Activity
A summary of the stock option activity for the Company for the nine months ended September 30, 2015 is as follows:

	Shares	Weighted - Average Exercise Price	Weighted - Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)	($000's)
Outstanding - December 31, 2014	1,881,369	$19.30	8.21	$26,484
Options granted	455,200	37.24
Options exercised	(218,468)	10.87
Options forfeited	(131,705)	23.09
Outstanding - September 30, 2015	1,986,396	$24.04	7.99	$22,741
Options vested and expected to vest at September 30, 2015	1,917,329	$24.04	7.99	$22,276
Options exercisable at September 30, 2015	859,321	$15.27	6.78	$16,818
The aggregate intrinsic value in the table above represents the total pre-tax value of the options shown, calculated as the difference between the Company’s closing stock price on September 30, 2015 and the exercise prices of the options shown, multiplied by the number of in-the money options. This is the aggregate amount that would have been received by the option holders if they had all exercised their options on September 30, 2015 and sold the shares thereby received at the closing price of the Company’s stock on that date. This amount changes based on the closing price of the Company’s stock.
Additional information regarding options is as follows (in thousands except for per share amounts):

	Nine Months Ended September 30,
	2015	2014
Weighted-average grant date fair value per share of options granted during the period	$15.95	$14.55
Aggregate intrinsic value of options exercised during the period	$6,268	$6,582
The total intrinsic value of options exercised represents the total pre-tax intrinsic value that was received by the option holders who exercised their options during the fiscal year and is calculated as the difference between the stock price at the time of exercise and the exercise price multiplied by the number of options exercised.
The unrecognized compensation expense related to unvested options and subject to recognition in future periods was approximately $13.1 million at September 30, 2015 and is expected to be recognized over a weighted-average period of two years.
(b) Restricted Stock Unit Activity
A summary of the restricted stock unit activity for the Company for the nine months ended September 30, 2015 is as follows:

	Units	Weighted - Average Grant Date Fair Value Per Share	Weighted - Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)	($000's)
Unvested - December 31, 2014	99,500	$27.06	2.94	$3,000
Restricted stock units granted	78,000	34.53
Restricted stock units vested	(27,004)	26.80
Restricted stock units forfeited	—	—
Unvested - September 30, 2015	150,496	$30.98	2.42	$4,898

The unrecognized compensation expense related to unvested restricted stock units was $3.6 million at September 30, 2015 and is expected to be recognized over a weighted-average period of approximately 2 years.
(c) Performance-Based Restricted Stock Unit Activity
In January 2015, the Company granted performance-based restricted stock units to certain employees of the Company. The number of awards converted to common stock will vary from 40,200 to 120,600 shares depending on the attainment of certain revenue targets. A summary of the performance-based restricted stock unit activity for the Company for the nine months ended September 30, 2015 is as follows and is based on attainment of revenue at the target thresholds which the Company believes are probable of occurance:

	Units	Weighted - Average Grant Date Fair Value Per Share	Weighted - Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)	($000's)
Unvested - December 31, 2014	—	$—	—	$—
Performance-based restricted stock units granted	80,400	32.78
Performance-based restricted stock units vested	—	—
Performance-based restricted stock units forfeited	—	—
Unvested - September 30, 2015	80,400	$32.78	1.26	$2,617
The unrecognized compensation expense related to unvested restricted stock units was $1.4 million at September 30, 2015 and is expected to be recognized over a weighted-average period of approximately 1 year.
(d) Stock-Based Compensation
The Company’s stock-based compensation expense related to employee stock options, restricted stock units, performance stock units and ESPP awards for the three and nine months ended September 30, 2015 and 2014 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Research and development	$68	$145	$231	$410
Sales and marketing	465	702	2,779	2,028
General and administrative	1,542	410	4,263	1,202
Total	$2,075	$1,257	$7,273	$3,640
7. Income Taxes
The following table summarizes the total income tax expense, and the related effective tax rate, for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Income tax expense (benefit)	$(4,390)	$936	$(4,131)	$1,497
Effective tax rate	67.8%	(86.4)%	27.1%	(23.6)%
The provision for income taxes for the three and nine months ended September 30, 2015 and 2014 includes both domestic and foreign income taxes at applicable statutory rates adjusted for non-deductible expenses and other permanent differences. The effective tax rate differs from the statutory rate due to non-deductible expenses, valuation allowance changes on domestic deferred tax assets, foreign tax rate differentials and deferred taxes on intercompany sales.
The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of existing deferred tax assets. The amount of the deferred tax asset considered realizable could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence is determined to exist. Due to the objective negative evidence of lack of earning history in the United States, the Company has established a full valuation allowance relating to substantially all of its U.S. net deferred tax assets.  In assessing the deferred tax assets in France, there is no significant objective negative evidence that limits Company’s ability to consider projections of future growth in determining that it is more likely than not that the tax benefit associated with the net operating loss of our French subsidiary will be realized.
As of September 30, 2015 and December 31, 2014, the Company has no accrued interest or penalties associated with uncertain tax positions. The jurisdictions in which the Company files income taxes include the United States, France and Brazil. The Company’s returns are currently under examination by the French Taxing Authority for the tax years 2012, 2013 and 2014. The Company is subject to income tax examinations for the Company’s U.S. federal and state and local income taxes for 2004 and subsequent years and foreign tax examinations for 2010 and subsequent years.
The Company pays income taxes in France related to intercompany sales in the year the sale occurs; however the recognition of tax expense related to intercompany sales is deferred in the consolidated financial statements until the product is sold to an unrelated third party. The deferred income tax charge is included in other current assets in the consolidated balance sheets. As of September 30, 2015 and December 31, 2014, the deferred income tax charge was $1.7 million and $2.7 million, respectively.
Earnings occurring outside the United States are deemed to be indefinitely reinvested outside of the United States to support the Company’s foreign operations. As a result, the Company continues to accumulate earnings overseas for investment in the Company’s business outside the U.S. and to use cash generated from U.S. operations and short- and long-term borrowings to meet the Company’s U.S. cash needs. As of September 30, 2015 and December 31, 2014, the amount of undistributed earnings were approximately $5.4 million and $22.9 million, respectively. If all of these indefinitely reinvested earnings were distributed, the Company has sufficient net operating loss carryforwards in the United States to offset any tax expense resulting from the distribution.
8. Net Loss Per Share
The Company computes basic net loss per common share by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. During periods of income, the Company allocates participating securities a proportional share of income determined by dividing total weighted average participating securities by the sum of the total weighted average common shares and participating securities (the two-class method). The Company’s restricted stock units, performance-based restricted stock units and preferred stock participate in any dividends declared by the Company and are therefore considered to be participating securities. During periods of loss, the Company allocates no loss to participating securities because they have no contractual obligation to share in the losses of the Company. The Company computes diluted net loss per common share after giving consideration to the dilutive effect of the Company’s stock options and warrants that are outstanding during the period, except where such would be anti-dilutive. Because the Company reported losses for the periods presented, all potentially dilutive common shares consisting of stock options and warrants are antidilutive.
Net loss per share for the three and nine months ended September 30, 2015 and 2014 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator
Net loss attributable to common stockholders	$(2,088)	$(2,019)	$(11,097)	$(7,846)
Denominator
Weighted average shares outstanding - basic	28,065	26,011	27,244	25,005
Dilutive effect of options and warrants	—	—	—	—
Weighted average shares outstanding - diluted	28,065	26,011	27,244	25,005
The following common equivalent shares were excluded from the diluted net loss per share calculation as their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock options	1,986	1,983	1,986	1,983

9. Commitments and Contingencies
On March 6, 2015, Médical entered into a Commercial Lease agreement (the Lease) with CIRMAD Est. (the Developer), for an office, warehouse and logistics building being built by the Developer in Troyes, France (the New Premises). The Lease will commence following completion of the New Premises, which is anticipated in the second quarter of 2016, at which time Médical will relocate its headquarters to the New Premises. The initial term of the Lease is ten years. Médical has the option to extend the Lease for an additional nine years, subject to Médical’s right to terminate the Lease on the third anniversary and the sixth anniversary of such extension. The New Premises are 83,250 square feet, and the annual base rent is €1,041,305, subject to increase based on the tertiary activities rent index published by the French National Institute for Statistics and Economic Studies. In addition to the annual base rent, Médical is required to pay a supplemental rent of €74,000 per year for nine years.
On October 8, 2015, Spine entered into a Second Amendment to Lease Agreement (the Amendment) with FPG Aspen Lake Owner LP. The Amendment amends certain terms of Spine’s existing lease dated August 10, 2011 and as amended on November 5, 2012, pursuant to which Spine leases office and warehouse space in Austin, Texas as its global headquarters for the Company. Subject to certain conditions described in the Amendment, the Amendment: (1) expands the net rentable square feet under the Lease by approximately 21,800 square feet, and (2) extends the term of the Lease by sixty months to approximately November 30, 2024. It is anticipated that Spine will become responsible for paying rent with respect to such additional square footage under the Amendment in the first quarter of 2016. Under the operating lease, the Company is required to maintain a $1.0 million letter of credit with a restricted cash balance at the Company’s bank.
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
The following table represents total sales by geographic area, based on the location of the customer (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
United States	$32,285	$28,084	$96,898	$77,587
France	2,363	2,666	8,688	9,298
Other Countries (1)	4,646	5,151	14,332	14,836
Total	$39,294	$35,901	$119,918	$101,721
__________
(1) No additional locations are individually significant.
The Company classifies its products into two categories: exclusive technology and traditional fusion products. The following table represents total sales by product category (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Exclusive cervical products	$27,548	$22,759	$82,664	$61,529
Exclusive lumbar products	9,201	9,341	28,218	27,638
Exclusive technology products	36,749	32,100	110,882	89,167
Traditional fusion products	2,545	3,801	9,036	12,554
Total	$39,294	$35,901	$119,918	$101,721

The following table represents long-lived assets by geographic area (in thousands):

	September 30, 2015	December 31, 2014
United States	$14,343	$13,873
France	4,661	3,472
Other Countries (1)	1,794	1,680
Total	$20,798	$19,025
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
Cost of Goods Sold
We rely on third-party suppliers to manufacture our products. Our cost of goods sold primarily consist of costs of products purchased from our third-party suppliers, excess and obsolete inventory charges, royalties, shipping, inspection and related costs incurred in making our products available for sale or use. We expect our cost of goods sold to continue to increase in absolute dollars due primarily to increased sales volume. Cost of goods sold could vary as a percentage of revenue as a result of changes in third-party product costs, freight charges, inventory reserve adjustments associated with timing of product launches and enhancements and royalties associated with the change in product mix.
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
Income Tax Expense
Our effective tax rate is based on income, statutory tax rates, and tax planning opportunities available to us in the various jurisdictions in which we operate, primarily in the United States, France and Brazil. The composite income tax rate, tax provisions, deferred tax assets and deferred tax liabilities will vary according to the jurisdiction in which profits arise. Tax laws are complex and subject to different interpretations by management and the respective governmental taxing authorities, and require us to exercise judgment in determining our income tax provision, our deferred tax assets and liabilities and the valuation allowance recorded against our net deferred tax assets. Deferred tax assets and liabilities are determined using the enacted tax rates in effect for the years in which those tax assets are expected to be realized. A valuation allowance is established when it is more likely than not that the future realization of all or some of the deferred tax assets will not be achieved. On a quarterly basis, we assess the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. The amount of the deferred tax asset considered realizable could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence is determined to exist. Due to the objective negative evidence of lack of earning history in the United States, we have established a full valuation allowance relating to substantially all of our net deferred tax assets in the United States as of September 30, 2015 and December 31, 2014. In assessing the deferred tax assets in France, there is no significant objective negative evidence that limits our ability to consider projections of future growth in determining that it is more likely than not that the tax benefit associated with the net operating loss of our French subsidiary will be realized.
Results of Operations
The following table sets forth, for the periods indicated, our unaudited results of operations and our unaudited results of operations as a percentage of revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	(in thousands, except percentages)				(in thousands, except percentages)
Revenue	$39,294	100%	$35,901	100%	$119,918	100%	$101,721	100%
Cost of goods sold	6,086	15	6,462	18	19,354	16	17,575	17
Gross profit	33,208	85	29,439	82	100,564	84	84,146	83
Operating expenses:
Research and development	2,704	7	2,831	8	8,523	7	9,309	9
Sales and marketing	25,895	66	21,610	60	79,691	66	61,238	60
General and administrative	9,873	25	7,238	20	27,953	23	20,653	20
Total operating expenses	38,472	98	31,679	88	116,167	97	91,200	90
Operating loss	(5,264)	(13)	(2,240)	(6)	(15,603)	(13)	(7,054)	(7)
Total other income (expense), net	(1,214)	(3)	1,157	3	375	—	705	1
Loss before income taxes	(6,478)	(16)	(1,083)	(3)	(15,228)	(13)	(6,349)	(6)
Income tax benefit (expense)	4,390	11	(936)	(3)	4,131	3	(1,497)	(1)
Net loss	$(2,088)	(5)%	$(2,019)	(6)%	$(11,097)	(9)%	$(7,846)	(8)%

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014
Revenue
The following table sets forth, for the periods indicated, our revenue by product category and geography expressed as dollar amounts and the changes in revenue between the specified periods expressed in dollar amounts in thousands and as percentages:

	Three Months Ended September 30,		Change 2015/2014
	2015	2014	$	%
Exclusive cervical products	$27,548	$22,759	$4,789	21%
Exclusive lumbar products	9,201	9,341	(140)	(1)%
Exclusive technology products	36,749	32,100	4,649	14%
Traditional fusion products	2,545	3,801	(1,256)	(33)%
Total revenue	$39,294	$35,901	$3,393	9%

	Three Months Ended September 30,		Change 2015/2014
	2015	2014	$	%
United States	$32,285	$28,084	$4,201	15%
International	7,009	7,817	(808)	(10)
Total revenue	$39,294	$35,901	$3,393	9%
The increase in total revenue in the three months ended September 30, 2015 compared to the three months ended September 30, 2014 was primarily driven by an increase in revenue from our exclusive technology products in the United States and increased penetration in existing markets through the expansion of our network of independent sales agencies and direct sales representatives. Revenue growth from our exclusive technology products was driven by a 21% increase in revenue from our exclusive cervical products, offset by a 1% decrease in revenue from our exclusive lumbar products. Sales of our exclusive cervical and lumbar products represented 75% and 25% of total exclusive technology revenue, respectively, for the three months ended September 30, 2015.
International revenue decreased as a result of unfavorable impact of changes in foreign currency rates, offset by increased market penetration and expansion of our product portfolio in existing territories.
Cost of Goods Sold
Cost of goods sold was $6.1 million in the three months ended September 30, 2015 compared to $6.5 million in the three months ended September 30, 2014, a decrease of $376,000 or 6%. The decrease was primarily due to a decrease in royalties and inventory reserves, partially offset by an increase in freight charges associated with the increase in sales volume and mix. Cost of goods sold decreased as a percentage of revenue due to geographic mix, lower product costs due to foreign currency exchange rates, royalties and lower inventory reserves associated with the value our inventory, partially offset by an increase in freight charges.
Research and Development Expenses
Research and development expenses were $2.7 million in the three months ended September 30, 2015 compared to $2.8 million in the three months ended September 30, 2014, a decrease of $127,000 or 4%. The decrease was primarily due to a $77,000 decrease in stock-based compensation expense, a $30,000 decrease associated with salaries and benefits and a $19,000 decrease in fees and expenses associated with product testing and clinical trials. Excluding foreign exchange impacts, our research and development expenses increased. However, as the majority of our research and development expenses are incurred in euros and due to fluctuations in foreign exchange rates, the expenses as reported in U.S. dollars decreased.
Sales and Marketing Expenses
Sales and marketing expenses were $25.9 million in the three months ended September 30, 2015 compared to $21.6 million in the three months ended September 30, 2014, an increase of $4.3 million or 20%. The increase was primarily due to a $3.4 million increase in compensation costs associated with our investments in our sales organizations, including hiring of additional direct sales personnel and commissions as a result of the increase in sales volume, a $687,000 increase in expenses associated with medical training workshops and product promotion and a $363,000 increase in depreciation expense and other expenses associated with our instrument sets and cases. These increases were offset by a $237,000 decrease in stock-based compensation expense.
General and Administrative Expenses
General and administrative expenses were $9.9 million in the three months ended September 30, 2015 compared to $7.2 million in the three months ended September 30, 2014, an increase of $2.6 million or 36%. The increase was primarily due to a $698,000 increase in employee salaries and benefits associated with the increase in general and administrative personnel, a $1.1 million increase in stock-based compensation expense and a $654,000 increase in bad debt and bank fees.
Total Other Income (Expense), net
Total other income (expense), net of $(1.2) million in the three months ended September 30, 2015 primarily consisted of $1.0 million loss due to the effect of changes in foreign exchange rates on payables and receivables held in currencies other than their functional (local) currency, and $123,000 in interest expense associated with our long-term debt.
Income Tax Benefit (Expense)
Income tax benefit was $4.4 million in the three months ended September 30, 2015 compared to expense of $936,000 in the three months ended September 30, 2014. Our effective tax rate calculated as a percentage of income before income taxes was 67.8% for the three months ended September 30, 2015 and (86.4)% for the three months ended September 30, 2014. The change in the effective tax rate was a result of the recognition of deferred foreign tax benefit related to intercompany sales and resulting net operating loss carryforwards generated in France while we remain in a full valuation allowance position for net operating losses generated in the United States. On a quarterly basis, we assess the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets.  The amount of the deferred tax asset considered realizable could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence is determined to exist.
Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014
Revenue
The following table sets forth, for the periods indicated, our revenue by product category and geography expressed as dollar amounts and the changes in revenue between the specified periods expressed in dollar amounts in thousands and as percentages:

	Nine Months Ended September 30,		Change 2015/2014
	2015	2014	$	%
Exclusive cervical products	$82,664	$61,529	$21,135	34%
Exclusive lumbar products	28,218	27,638	580	2
Exclusive technology products	110,882	89,167	21,715	24%
Traditional fusion products	9,036	12,554	(3,518)	(28)
Total revenue	$119,918	$101,721	$18,197	18%

	Nine Months Ended September 30,		Change 2015/2014
	2015	2014	$	%
United States	$96,898	$77,587	$19,311	25%
International	23,020	24,134	(1,114)	(5)
Total revenue	$119,918	$101,721	$18,197	18%
The increase in total revenue in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was primarily driven by an increase in revenue from our exclusive technology products in the United States and increased penetration in existing markets through the expansion of our network of independent sales agencies and direct sales representatives. Revenue growth from our exclusive technology products was driven by a 34% increase in revenue from our exclusive cervical products and by a 2% increase in revenue from our exclusive lumbar products. Sales of our exclusive cervical and lumbar products represented 75% and 25% of total exclusive technology revenue, respectively, for the nine months ended September 30, 2015.

International revenue decreased as a result of unfavorable impact of changes in foreign currency rates, offset by increased market penetration and expansion of our product portfolio in existing territories.
Cost of Goods Sold
Cost of goods sold was $19.4 million in the nine months ended September 30, 2015 compared to $17.6 million in the nine months ended September 30, 2014, an increase of $1.8 million or 10%. The increase was primarily due to an increase in product costs, royalties and freight charges associated with the increase in sales volume and mix. Cost of goods sold decreased as a percentage of revenue due to geographic mix, lower product costs due to foreign currency exchange rates and lower inventory reserves associated with the value our inventory.
Research and Development Expenses
Research and development expenses were $8.5 million in the nine months ended September 30, 2015 compared to $9.3 million in the nine months ended September 30, 2014, a decrease of $786,000 or 8%. The decrease was primarily due to a $417,000 decrease in fees and expenses associated with product testing and clinical trials, a decrease of $170,000 associated with salaries and benefits and a $179,000 decrease in stock-based compensation expense. Excluding foreign exchange impacts, our research and development expenses increased. However, as the majority of our research and development expenses are incurred in euros and due to fluctuations in foreign exchange rates, the expenses as reported in U.S. dollars decreased.
Sales and Marketing Expenses
Sales and marketing expenses were $79.7 million in the nine months ended September 30, 2015 compared to $61.2 million in the nine months ended September 30, 2014, an increase of $18.5 million or 30%. The increase was primarily due to a $12.5 million increase in compensation costs associated with our investments in our sales organizations, including hiring of additional direct sales personnel and commissions as a result of the increase in sales volume, a $751,000 increase in stock-based compensation expense, a $3.9 million increase in expenses associated with medical training workshops and product promotion and a $1.2 million increase in depreciation expense and other expenses associated with our instrument sets and cases.
General and Administrative Expenses
General and administrative expenses were $28.0 million in the nine months ended September 30, 2015 compared to $20.7 million in the nine months ended September 30, 2014, an increase of $7.3 million or 35%. The increase was primarily due to an $2.6 million increase in employee salaries and benefits associated with the increase in general and administrative personnel, a $3.1 million increase in stock-based compensation expense, a $444,000 increase in professional fees associated with general corporate initiatives, a $912,000 increase in bad debt and bank fees, an increase of $152,000 in product liability insurance and a $100,000 increase in software license fees.
Total Other Income (Expense), net
Total other income (expense), net of $375,000 in the nine months ended September 30, 2015 primarily consisted of $830,000 gain due to the effect of changes in foreign exchange rates on payables and receivables held in currencies other than their functional (local) currency, offset by $492,000 in interest expense associated with our long-term debt.
Income Tax Benefit (Expense)
Income tax benefit was $4.1 million in the nine months ended September 30, 2015 compared to expense of $1.5 million in the nine months ended September 30, 2014. Our effective tax rate calculated as a percentage of income before income taxes was 27.1% for the nine months ended September 30, 2015 and (23.6)% for the nine months ended September 30, 2014. The change in the effective tax rate was a result of the recognition of deferred foreign tax expense related to intercompany sales and net operating loss carryforwards generated in France while we remain in a full valuation allowance position for net operating losses generated in the United States. On a quarterly basis, we assess the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets.  The amount of the deferred tax asset considered realizable could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence is determined to exist.
Non-GAAP Financial Measures
We define EBITDA as net income (loss) plus interest (income) expense, net, income tax expense (benefit) and depreciation and amortization. We define Adjusted EBITDA as EBITDA plus stock-based compensation expense and other interest (expense), net. We present Adjusted EBITDA because we believe it is a useful indicator of our operating performance. Our management uses Adjusted EBITDA principally as a measure of our operating performance and believes that Adjusted EBITDA is useful to our investors because it is frequently used by securities analysts, investors and other interested parties in their evaluation of the operating performance of companies in industries similar to ours. Our management also uses Adjusted EBITDA for planning purposes, including the preparation of our annual operating budget and financial projections.

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
Non-GAAP Adjusted EBITDA
The following table presents a reconciliation of net loss to Adjusted EBITDA for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(2,088)	$(2,019)	$(11,097)	$(7,846)
Interest (income) expense, net	114	209	480	698
Income tax (benefit) expense	(4,390)	936	(4,131)	1,497
Depreciation and amortization	1,628	1,226	4,635	3,349
EBITDA	(4,736)	352	(10,113)	(2,302)
Stock-based compensation	2,075	1,257	7,273	3,640
Other (income) expense, net	1,100	(1,366)	(855)	(1,403)
Adjusted EBITDA	$(1,561)	$243	$(3,695)	$(65)
Non-GAAP Revenue on a Constant Currency Basis
The following tables present reconciliations of GAAP revenue to revenue on a constant currency basis for the periods presented:

	Three Months Ended September 30,
	GAAP	Foreign Exchange Impact on International Revenue	Non-GAAP Revenue on a Constant Currency Basis (1)	GAAP	2015 on a Constant Currency Basis / 2014
	2015	2015	2015	2014	$	%
Revenue in the United States	$32,285	$—	$32,285	$28,084	$4,201	15.0%
International revenue	7,009	1,699	8,708	7,817	891	11.4
Total revenue	$39,294	$1,699	$40,993	$35,901	$5,092	14.2

Exclusive cervical products	$27,548	$945	$28,493	$22,759	$5,734	25.2%
Exclusive lumbar products	9,201	189	9,390	9,341	49	0.5
Exclusive technology products	36,749	1,134	37,883	32,100	5,783	18.0
Traditional fusion products	2,545	565	3,110	3,801	(691)	(18.2)
Total revenue	$39,294	$1,699	$40,993	$35,901	$5,092	14.2

	Nine Months Ended September 30,
	GAAP	Foreign Exchange Impact on International Revenue	Non-GAAP Revenue on a Constant Currency Basis (1)	GAAP	2015 on a Constant Currency Basis / 2014
	2015	2015	2015	2014	$	%
Revenue in the United States	$96,898	$—	$96,898	$77,587	$19,311	24.9%
International revenue	23,020	5,505	28,525	24,134	4,391	18.2
Total revenue	$119,918	$5,505	$125,423	$101,721	$23,702	23.3

Exclusive cervical products	$82,664	$2,791	$85,455	$61,529	$23,926	38.9%
Exclusive lumbar products	28,218	724	28,942	27,638	1,304	4.7
Exclusive technology products	110,882	3,515	114,397	89,167	25,230	28.3
Traditional fusion products	9,036	1,990	11,026	12,554	(1,528)	(12.2)
Total revenue	$119,918	$5,505	$125,423	$101,721	$23,702	23.3
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
The following table summarizes our net cash provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2015 and 2014 (in thousands):

	Nine Months Ended September 30,
	2015	2014
Net cash used in operating activities	$(11,384)	$(5,179)
Net cash used in investing activities	(6,795)	(5,442)
Net cash provided by financing activities	68,154	37,141
Effect of exchange rate on cash	(347)	(162)
Net change in cash and cash equivalents	$49,628	$26,358

Cash Used in Operating Activities
Net cash used in operating activities was $11.4 million in the nine months ended September 30, 2015, compared to $5.2 million in the nine months ended September 30, 2014, an increase of $6.2 million. The increase in net cash used in operating activities was primarily attributable to $4.9 million decrease in the change in accounts payable and accrued expenses, the $3.3 million increase in net loss and the elimination of the requirement to maintain a $2.0 million balance in restricted cash under our Comerica loan agreement. These increases were partially offset by a $1.2 million net decrease in non-cash charges, which included stock-based compensation and unrealized foreign currency gains, a $2.5 million decrease in the change in inventory and a $514,000 decrease in the change in accounts receivable.
Cash Used in Investing Activities
Net cash used in investing activities was $6.8 million in the nine months ended September 30, 2015 compared to $5.4 million in the nine months ended September 30, 2014, an increase of $1.4 million. The increase in net cash used in investing activities was primarily attributable to a $1.3 million increase in cash paid for the purchase of instruments and cases during the nine months ended September 30, 2015.
Cash Provided by Financing Activities
Net cash provided by financing activities was $68.2 million in the nine months ended September 30, 2015 compared to $37.1 million provided in the nine months ended September 30, 2014, an increase of $31.0 million. The increase was primarily attributable to the increase of $55.4 million raised during our public offering in 2015 compared to our public offering in 2014 and the $1.4 million increase in proceeds from the exercise of stock options. These increases were partially offset by the $18.2 repayment on the line of credit in August 2015, the $4.7 million increase in net payments on short-term financings and long-term debt, the $2.5 million increase in stock offering costs and the $570,000 decrease in contributions by employees for the Employee Stock Purchase Plan.
Indebtedness
We are party to an amended loan agreement with Comerica Bank, or the Comerica loan agreement, under which we may make periodic borrowings under a revolving line of credit. The Comerica loan agreement contains various restrictive covenants, including limitations on our ability to pay dividends, to enter into a merger or acquisition and the amount of capital expenditures we may make in any given fiscal year. As of September 30, 2015, we were in compliance will all covenants under our loan agreement. In August 2015, in connection with our public offering, the Comerica loan agreement was repaid in full, resulting in a zero outstanding balance as of September 30, 2015. As of September 30, 2015, we had $25.0 million available under the Comerica loan agreement.
We are also party to various loan agreements with four different financial institutions in France. As of September 30, 2015, the amounts of the outstanding loans vary from approximately $8,000 to $506,000 and bear interest at rates varying from 2.53% to 3.95%. Maturity dates for these loans vary from 2015 to 2019 and are secured by certain assets of Médical. In addition, Médical can borrow funds from various financial institutions in France on a short-term basis. The funds are typically repaid within 90 days and are collateralized by certain assets of Médical, including accounts receivable. The weighted average interest rate for the short-term balances outstanding as of September 30, 2015 was 2.6%.
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

Recent Accounting Pronouncements
In July 2015, the Financial Accounting Standards Board, or FASB, issued ASU No. 2015-11, Simplifying the Measurement of Inventory (ASU 2015-11), which simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. ASU 2015-11 will be effective for us on January 1, 2017. We are evaluating the effect that ASU 2015-11 will have on its consolidated financial statements.
In April 2015, the FASB, issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 requires retrospective adoption and will be effective for us on January 1, 2016. Early adoption is permitted. We do not expect the adoption of ASU 2015-03 will have a material impact on our financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard will be effective for us on January 1, 2018. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method and have not determined the effect of the standard on our ongoing financial reporting.
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

Foreign Exchange Risk
We operate in countries other than the United States, and, therefore, we are exposed to foreign currency risks. Revenue from sales outside of the United States represented approximately 19% of our total revenue in the nine months ended September 30, 2015. We bill most direct sales outside of the United States in local currencies, which are comprised of the euro and the Brazilian real. Operating expenses related to these sales are largely denominated in the same respective currency, thereby limiting our transaction risk exposure. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not significant. Additionally, we have intercompany foreign transactions between our subsidiaries, which are denominated in currencies other than their functional currency. Fluctuations from the beginning to the end of any given reporting period result in the remeasurement of our intercompany foreign transactions generating transaction gains or losses in the respective period and are reported in total other income (expense), net in our consolidated financial statements. The monetary assets and liabilities of our foreign subsidiaries denominated in other currencies are translated into U.S. dollars at each balance sheet date resulting in a foreign currency translation adjustment reflected in accumulated other comprehensive loss. We recorded foreign currency translation losses of $2.5 million in the nine months ended September 30, 2015. We do not currently hedge our exposure to foreign currency exchange rate fluctuations; however, we may choose to hedge our exposure in the future.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.
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

LDR HOLDING CORPORATION

Dated:	November 4, 2015	By:	/s/ Christophe Lavigne
Christophe Lavigne
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	November 4, 2015	By:	/s/ Robert McNamara
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