Form 10-K
period 2015-12-31
LDR HOLDING CORP
filed 2016-02-23
CIK 1348324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
_____________________
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Based on the closing price of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter, which was June 30, 2015, the aggregate market value of its shares held by non-affiliates on that date was approximately $896,233,896.
As of February 18, 2016, there were 29,211,317 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement relating to the 2016 Annual Meeting of Shareholders of LDR Holding Corporation, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2015, are incorporated by reference in Item 10, Item 11, Item 12, Item 13 and Item 14 of Part III of this Form 10-K.

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
This Annual Report on Form 10-K refers to trademarks, such as LDR, LDR Spine, LDR Médical, Avenue, BiPack, BF+, BF+(ph), C-Plate, Easyspine, FacetBRIDGE, InterBRIDGE, MC+, MIVo, Mobi, Mobi-C, Mobidisc, ROI, ROI-A, ROI-C, ROI-T, SpineTune and VerteBRIDGE, which are protected under applicable intellectual property laws and are our property or the property of our subsidiaries. Solely for convenience, our trademarks and tradenames referred to in this Form 10-K may appear without the ® or ™ symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights to these trademarks and tradenames.
PART I
Item 1.    Business
In this Annual Report on Form 10-K, unless the context otherwise requires, references to “LDR Holding Corporation,” “LDR,” “we,” “our,” “us” and the “company” refer to LDR Holding Corporation together with its subsidiaries.
Overview
We are a global medical device company focused on designing and commercializing novel and proprietary surgical technologies for the treatment of patients suffering from spine disorders. Our primary products are based on our VerteBRIDGE fusion and Mobi non-fusion platforms, both of which are designed for applications in the cervical and lumbar spine. We believe our VerteBRIDGE and Mobi platforms enable products that are less invasive, provide greater intraoperative flexibility, offer simplified surgical techniques and promote improved clinical outcomes for patients as compared to existing alternatives. As one example, in August 2013 we received approval from the U.S. Food and Drug Administration, or FDA, for the Mobi-C cervical disc replacement device, the first and only cervical disc replacement device to receive FDA approval to treat both one-level and two-level cervical disc disease and the only disc device technology to demonstrate overall clinical superiority at five years (as compared to traditional fusion for two cervical vertebral levels) in an FDA pivotal clinical trial. Industry sources expect that the cervical disc replacement market, which is currently relatively small, will be one of the fastest growing segments of the U.S. spine implant market.
For the years ended December 31, 2015, 2014 and 2013, our total revenues were $164.5 million, $141.3 million and $111.6 million, respectively, of which approximately 19%, 22% and 26%, respectively, was from outside the U.S. For the years ended December 31, 2015, 2014 and 2013, we had net losses of $15.9 million, $11.0 million and $27.9 million, respectively. We expect to continue to incur losses in the near term. Through December 31, 2015, we had an accumulated deficit of $110.6 million.
Revenue from our VerteBRIDGE and Mobi platform products represented approximately 93% of our revenue in 2015. For the past three calendar years, total revenue has grown at a compounded annual growth rate, or CAGR, of 22%.
Our VerteBRIDGE and Mobi platform products incorporate design advancements that provide us with competitive advantages, discussed in detail below. We believe the U.S. cervical disc replacement market is one of the fastest growing segments of the U.S. spine implant market. We also believe several factors will influence growth in the spine implant market segments in which we compete, including patients’ and surgeons’ demand for technologies that allow for less invasive treatment options, the availability of clinical safety and efficacy data demonstrating improved patient outcomes provided by new technologies and an aging global population leading to continued growth in the number of spinal procedures performed.
Our highly differentiated VerteBRIDGE fusion platform targets the cervical and lumbar spine fusion markets. Our VerteBRIDGE products are designed around our proprietary, less invasive plating technology that enables surgeons to implant VerteBRIDGE devices with direct visualization of the disc and to affix the devices to the vertebrae from inside the spinal disc space. VerteBRIDGE is the first platform of interbody devices with integrated fixation to market that may be implanted without screws, resulting in a zero-profile construct without hardware protruding outside of the vertebral body. We believe these differentiated features offer distinct advantages over other interbody devices, including simplified and less invasive surgical techniques for both cervical and lumbar fusion procedures. While these products only address a specific segment of the overall spine implant market, our VerteBRIDGE products have been used in more than 100,000 device implantations globally since the introduction of the VerteBRIDGE platform in 2007.
VerteBRIDGE and its inherent stability allows surgeons to choose less invasive instrumentation posteriorly than they might otherwise utilize with traditional products. Our vision is an evolution in spine surgery combining the advantages of Minimally Invasive Surgery (MIS) with the additional benefits of reduced hardware, to perform the least amount of surgery necessary and minimize the implanted materials required to achieve the desired outcome. We call this Minimal Implant Volume, or MIVo Fusion Surgery.
In the lumbar spine, we see the next step in front and back, or 360 degree fusion surgery, is to combine a stable interbody construct, such as our ROI-A or Avenue L products, with a posterior MIS approach which avoids pedicle screws and rods, such as LDR’s InterBRIDGE and FacetBRIDGE products. In the cervical spine the stand-alone ROI-C with VerteBRIDGE Technology, creates a zero-profile construct avoiding the use of traditional anterior plating or screws that require a wider insertion trajectory. We believe the MIVo approach will maximize the opportunity for clinical success while preserving the pedicles for more aggressive intervention that might be needed in the future.
Overall, we believe that the MIVo Fusion approach to treating degenerative pathology consistently with minimally invasive, stable interbody constructs, pedicle preserving posterior lumbar fixation, and free from anterior cervical plate fixation, represents a new way of thinking. As always for LDR, the ultimate goal is to improve the patient outcomes following spine surgery. In addition to the reduction in the volume of implant material, we believe that the techniques associated with our specific products can offer additional, measurable advantages.
Our Mobi non-fusion platform is highlighted by Mobi-C, a cervical disc replacement device with a patented mobile bearing core that is designed to replicate the natural anatomical movement of the spine by facilitating independent bending and twisting. Mobi-C is the first and only cervical disc replacement device to have received FDA approval for both one-level and two-level cervical disc replacement procedures. In addition, Mobi-C is the only cervical disc replacement device that has demonstrated overall clinical superiority in an FDA pivotal clinical trial at five years as compared to two-level traditional fusion. Mobi-C is implanted without the use of keels or screws, allowing for what we believe is a simplified, less invasive and bone sparing surgical approach that we believe will result in fewer complications and allow for faster surgical procedures as compared to other existing cervical disc replacement devices. We estimate that 30% of U.S. patients indicated for anterior surgery with symptomatic cervical disc disease may be candidates for one-level disc replacement procedures, and 42% of such candidates may be candidates for two-level disc replacement procedures. As a result, we believe the FDA approval of Mobi-C, the overall clinical superiority demonstrated by Mobi-C as compared to two-level traditional fusion procedures and the innovative product features will allow us to penetrate and drive growth in, the U.S. cervical disc replacement market. We believe this market has the potential to grow relative to the total U.S. spine market. Mobi-C has been used in more than 40,000 device implantations globally since product introduction in 2004.
Mobi-C is the first-to-market cervical disc device approved for both one-level and two-level cervical disc procedures in the U.S. The FDA approval of Mobi-C established the on-label two-level cervical disc market potential. Development of this market will require continued investment of time and capital. To support our ongoing efforts to promote Mobi-C in the U.S. market, we intend to continue to leverage our extensive international experience with Mobi-C going back to 2004 in addition to our growing experience in the U.S.
We market and sell our products globally through a highly adaptable worldwide sales organization that allows us to continually expand our sales channels and rapidly penetrate new geographic markets. Our U.S. sales organization consists of sales managers that recruit, develop and lead direct sales representatives and a broad network of independent sales agencies. We estimate that non-captive independent sales agencies drive approximately 30% of total U.S. spine implant market revenue, and Mobi-C is the only cervical disc replacement device currently available to this large independent sales agency network. We believe this market position will facilitate the recruitment of high-quality direct sales representatives and independent sales agencies, allowing for direct end-user pricing and sales channel control. We currently generate revenue in more than 25 countries globally, and revenue from outside of the U.S. represented approximately 19% of our total revenue in 2015. Our international sales organization includes sales managers and direct sales representatives located in various countries, including France, Germany, Belgium, Spain, South Korea, China, Hong Kong and Brazil. We also sell to independent stocking distributors in certain international markets. A majority of our U.S. and international independent sales agencies and distributors have agreed to offer one or more of our VerteBRIDGE and/or Mobi products on an exclusive basis. We expect to continue to make investments in our sales organization by broadening our relationships with independent sales agencies, expanding exclusivity commitments among these agencies and international distributors and increasing our number of direct sales representatives.
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
Lumbar Spine Treatment
Fusion is the most common instrumented lumbar spine procedure. These procedures attempt to alleviate back pain by removing damaged disc material and permanently joining, or fusing, two or more contiguous vertebrae. The goal of fusion is to decompress spinal nerves that are causing pain, restore the appropriate space between the vertebrae surrounding the diseased disc and eliminate mobility of the affected vertebral segment. By restoring disc height and eliminating motion, fusion attempts to prevent the pinching of the nerves exiting the spine, thereby reducing pain. Traditional fusion procedures typically involve an incision in the skin and cutting of muscle or movement of organs to gain access to the spine. The surgeon then removes bone or diseased disc material that is believed to be the source of pain, and inserts implants to the spine in order to stabilize the vertebrae. Recently, there has been significant surgeon and patient interest in less invasive fusion procedures, which include stand-alone fusion devices. Stand-alone fusion devices are interbody devices that are placed into the disc space and allow surgeons to restore disc height and eliminate motion at diseased discs, but do not require additional fixation, such as plates, rods and screws affixed to the vertebrae. Rather, the fixation is integrated into the implant device itself.

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
Cervical Spine Treatment
Anterior cervical discectomy and fusion, or ACDF, which has been the traditional option for treating cervical degenerative disc disease, remains the most common instrumented cervical spine procedure. ACDF surgery involves decompressing the spinal nerves by removing the diseased disc material, and then stabilizing the vertebral segment by inserting bone graft, an interbody device, or a fixation system including screws and plates. In cervical spine fusion, we also believe there has been a progression toward less invasive and zero-profile stand-alone interbody devices that allow surgeons to restore disc height and eliminate the motion of diseased cervical discs with fixation integrated into the implant.
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
In addition to addressing many of the limitations associated with ACDF, we believe that our Mobi-C cervical disc replacement device also addresses many of the limitations associated with existing cervical disc replacement devices and offers the following benefits:

•	First-to-market in the U.S. with FDA approval for both a one- and two-level cervical disc replacement;

•	Simplified, less invasive and bone sparing surgical approach;

•	Advanced mobile bearing technology; and

•	Clinical data demonstrating overall clinical superiority as compared to two-level ACDF.
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
While we believe that we have designed our VerteBRIDGE and Mobi platform products with characteristics and attributes that provide them with competitive advantages over currently existing alternatives, spine surgeons may not adopt our devices for a variety of reasons, including lack of experience with us or our products, higher payments for competing technologies, existing relationships with competitors and distributors that sell our competitors’ products and the time commitment required for training to be able to use our products.
Our Strategy
Our goal is to strengthen our position as a global innovator of spine technologies and become a leader in the spine implant market. To achieve our goal, we are pursuing the following strategies:

•	Invest in our U.S. infrastructure to capitalize on the FDA approval of Mobi-C;

•	Pursue broader U.S. third-party payer coverage for Mobi-C;

•	Promote the differentiated features of our VerteBRIDGE fusion platform to further penetrate the large global spine fusion market;

•	Continue our focus on innovation to expand our product portfolio through research and development activities and/or acquisition of complementary technologies; and

•	Invest in our international infrastructure to broaden our global market presence.
Our Products
Our VerteBRIDGE fusion and Mobi non-fusion platform products for both cervical and lumbar applications are characterized by patented technologies and innovative design features that we believe offer distinct advantages compared to other available products. We refer to these products in our financial reporting as our exclusive technology products. We also offer fusion technologies that are not significantly differentiated from competitive devices from a feature or clinical benefit perspective but that augment our VerteBRIDGE and Mobi technologies and allow us to offer our customers comprehensive surgical solutions. We refer to these products in our financial reporting as our traditional fusion products. In 2015, 2014 and 2013, revenue from our exclusive technology products represented approximately 93%, 89% and 83% of our total revenue, respectively, and revenue from our traditional fusion products represented approximately 7%, 11% and 17% of our total revenue, respectively.
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

The figure below demonstrates the VerteBRIDGE technology:
Our Mobi non-fusion platform utilizes an ultra-high molecular weight polyetheretherketone (PEEK) core and cobalt chromium alloy superior and inferior endplates. The Mobi platform can be used in cervical and lumbar procedures, although the highlight of our Mobi platform is our Mobi-C cervical disc replacement device. Mobi-C endplates incorporate short, lateral, inclined teeth that provide initial stability and fixation. The endplates are titanium plasma sprayed and coated with hydroxyapatite, an essential ingredient of normal bone, that help promote bone ongrowth and long-term fixation. The mobile bearing core is designed to move within the prosthesis as the neck bends and twists, thereby simulating the movement of a healthy disc. The mobile core feature is also designed to minimize stresses in the implant-to-bone interface. The surgical technique to implant Mobi-C avoids the need to cut into the vertebral bone above and below the implant or to perform significant endplate preparation. Mobi-C is indicated in the U.S. for the treatment of symptomatic cervical disc disease with radiculopathy or myelopathy at one or two contiguous levels.
The figure below demonstrates our Mobi-C cervical disc replacement device:
We will continue to expand our portfolio of differentiated products. In 2016, we plan to begin U.S. commercialization of InterBRIDGE, an interspinous lumbar fusion device. InterBRIDGE is unique in that it can be inserted with a minimal number of instruments from a unilateral, ligament sparing approach. We believe that InterBRIDGE is complementary to our family of interbody devices incorporating VerteBRIDGE Plating Technology. It is common that, due to advanced degenerative disease or spinal instability, a patient will require both an interbody implant and also posterior fixation. We believe that for indicated patients, the combination of ROI-A or Avenue L with InterBRIDGE creates a minimally invasive, stable, front and back construct that also avoids the need for pedicle screws.

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
Our product development department leverages our design and development expertise, in close collaboration with thought leaders in spine surgery, to design, develop and launch innovative technologies. We also have dedicated clinical and regulatory personnel who work in parallel with our product development team to facilitate regulatory clearances, market registrations and the CE marking of our products. Our research and development team engages in close collaboration with physician advisory groups consisting of active spine surgeons. The historical relationship of our design team with surgeons enables our design engineers to engage in frequent dialogue with these surgeons both in and out of the operating room, and allows us to gain significant design feedback and clinical experience rapidly. Our product development team also includes a U.S. market team focused on interacting with U.S. surgeons, designing technologies specific to the U.S. market and supporting U.S. product introductions and product management. Our product development experience, incorporating both European and U.S. inputs, is a key component of our ability to design highly differentiated and clinically beneficial technologies for the global spine implant market. In addition, our product pipeline is expected to enhance our product platforms and enable us to continue to penetrate what we believe to be the fastest growing segments of the global spine implant market. For the years ended December 31, 2015, 2014 and 2013, we spent $11.8 million, $12.3 million and $9.4 million, respectively, on research and development.
Mobi-C Reimbursement
LDR works to support patient access to Mobi-C and to facilitate broader coverage for cervical disc replacement procedures from third party payers. For patients, we provide materials to educate them on the reimbursement process for covered procedures, and also regarding their right to appeal in the event that their insurance company denies coverage. For third-party payers, LDR provides regular updates regarding the latest published evidence regarding cervical disc replacement, any regulatory developments from the FDA and academic society positions. It is our hope that this information will allow payers to make well-informed and positive coverage decisions regarding both one and two cervical disc replacement.
Regarding scientific society perspectives, in November 2015, the North American Spine Society (NASS) updated their coverage recommendations on cervical arthroplasty to include both one- and two-level indications with qualifying criteria. NASS coverage policy recommendations are intended to assist payers and providers in determining whether medical procedures should be covered for payment based on review of the best available clinical evidence and the expert opinion of committee members. The rationale for coverage of one- and two-level disc replacements by NASS is based on the indications and promising results of many randomized controlled trials, supporting at least equivalency to cervical fusion following adequate decompression. A policy statement from the International Society for the Advancement of Spine Surgery (ISASS), also recommends coverage for both one- and two-level cervical disc replacement for indicated patients.
Payer coverage for Mobi-C continues to improve.  Numerous payers have updated their policies since the launch of Mobi-C to cover cervical disc replacement for one and/or two-level procedures. As of December 31, 2015, we estimate that the number of lives covered for one-level procedures to be approximately 177 million, and the number of lives also covered for two-level procedures to be approximately 35 million.
Mobi-C Clinical Data Summary
We have established a significant body of clinical evidence demonstrating the safety and efficacy of Mobi-C. We conducted two concurrent FDA pivotal clinical trials studying Mobi-C for treatment of one-level and two-level cervical disc disease. Data from these trials was submitted to the FDA to support PMA approval of Mobi-C for use in the treatment of one-level and two-level cervical disc disease. Mobi-C is the only device to have FDA approval for treatment of two-level cervical disc disease. In October 2015, the FDA approved an update to the Mobi-C cervical disc labeling to include five-year clinical results. The updated data remains consistent with the previous findings at 24 months and 36 months, namely, that at 60 months of follow-up, Mobi-C is statistically non-inferior in terms of overall study success for one-level use and statistically superior in terms of overall study success for two-level use.
Ongoing Clinical Research
As a condition of approval of the Mobi-C cervical disc replacement device by the FDA, we are required to follow all patients who received Mobi-C prior to FDA premarket approval for a period of seven years from treatment. Five-year results from the follow-up of FDA pivotal clinical trial patients were reported at industry conferences in 2014 and 2015 and has been and will be published in peer reviewed journals in 2016.
In addition, we continue to conduct clinical studies on a smaller scale to evaluate clinical efficacy of our portfolio of VerteBRIDGE and Mobi platform products and support respective global marketing efforts and product clearance, approval, CE mark and registrations.
Competition
The medical device industry and the spine implant market in particular, are highly competitive, subject to rapid technological change and significantly affected by new product introductions and market activities of other participants. Our currently marketed products are, and any future products we commercialize will be, subject to intense competition. We believe that our significant competitors include Medtronic Spine and Biologics, DePuy Synthes Spine (a division of Johnson & Johnson), Globus Medical, NuVasive, Stryker and Zimmer Biomet which together represent a significant portion of the spine market. Each of these significant competitors compete in both the traditional and non-traditional product markets. In particular, each of these significant competitors have products that directly compete with our VerteBRIDGE fusion platform. Several of these significant competitors also have products that directly compete with our Mobi non-fusion platform. To our knowledge, only one potentially competitive two-level cervical disc replacement device for the U.S. market, the Medtronic Prestige LP, has completed FDA trial enrollment. However, we do not have knowledge of the specific status of Prestige LP as it relates to a possible FDA approval or a timeline for possible U.S. commercial availability.
We also compete with many other spine market participants whose products generally have a smaller market share than the significant competitors listed above but a larger market share than our products. At any time, these and other potential market entrants may develop new devices or treatment alternatives that may compete directly with our products. In addition, they may gain a market advantage by developing and patenting competitive products or processes earlier than we can or by obtaining regulatory clearances, CE Certificates of Conformity or market registrations more rapidly than we can.
Many of our current and potential competitors have significantly greater financial, technical, marketing and other resources than we do and may be able to devote greater resources to the development, promotion, sale and support of their products. Our competitors may also have more extensive customer bases and broader customer relationships than we do, including relationships with our potential customers. In addition, many of these companies have longer operating histories and greater brand recognition than we do. Because of the size of the spine market and the high growth profile of the segments in which we compete, we anticipate that companies will dedicate significant resources to developing competing products. We believe that the principal competitive factors in our markets include:

•	superior outcomes for medical conditions affecting the spine;

•	acceptance by spine surgeons;

•	access to hospital customers;

•	ease of use and reliability;

•	product price and qualification for reimbursement;

•	effective marketing and distribution; and

•	speed to market.

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
FDA’s Premarket Clearance and Approval Requirements
Unless an exemption applies, each medical device we wish to distribute commercially in the U.S. will require either prior 510(k) clearance or prior approval of a PMA application from the FDA. The FDA classifies medical devices into one of three classes. Devices deemed to pose low to moderate risk are placed in either class I or II, which, absent an exemption, requires the manufacturer to submit to the FDA a premarket notification requesting permission for commercial distribution. This process is known as 510(k) clearance. Some low risk devices are exempt from this requirement. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device are placed in class III, requiring approval of a PMA application. Our currently marketed products include Class I devices marketed pursuant to an exemption from 510(k) premarket clearance, Class II devices marketed under FDA 510(k) premarket clearance and Class III devices requiring premarket approval. The FDA can also impose restrictions on the sale, distribution or use of devices at the time of their clearance or approval, or subsequent to marketing. There are numerous risks associated with the FDA premarket clearance and approval requirements. For a complete discussion of these risks, please see “Risk Factors-Risks Related to our Legal and Regulatory Environment.”

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
Premarket Approval Pathway
A PMA application must be submitted if the device cannot be cleared through the 510(k) process. The PMA application process is generally more costly and time consuming than the 510(k) process and requires proof of the safety and effectiveness of the device to the FDA’s satisfaction. Accordingly, a PMA application must be supported by extensive data including, but not limited to, technical information regarding device design and development, pre-clinical and clinical trials, data and manufacturing and labeling to support the FDA’s determination that the device is safe and effective for its intended use. After a PMA application is complete, the FDA will accept the application and begins an in-depth review of the submitted information. By statute, the FDA has 180 days to review the “accepted application,” although, generally, review of the application takes between one and three years, but may take significantly longer. During this review period, the FDA may request additional information or clarification of information already provided. Also during the review period, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. In addition, the FDA will conduct a preapproval inspection of the manufacturing facility to ensure compliance with Quality System Regulations, or QSRs. The FDA may approve a PMA application with post-approval conditions intended to ensure the safety and effectiveness of the device including, among other things, restrictions on labeling, promotion, sale and distribution and collection of long-term follow-up data from patients in the clinical study that supported approval. New PMA applications or PMA application supplements are required for significant modifications to the manufacturing process, labeling and design that affect the safety or effectiveness of the device. PMA supplements often require submission of the same type of information as a PMA application, except that the supplement is limited to information needed to support any changes compared to the original PMA application, and may not require as extensive clinical data or the convening of an advisory panel, depending on the nature of the proposed change.
Clinical Trials
A clinical trial is almost always required to support a PMA application and may be required for a 510(k) premarket notification. In the U.S., absent certain limited exceptions, human clinical trials intended to support product clearance or approval require an Investigational Device Exemption, or IDE, application. If the device presents a “significant risk” to human health, as defined by the FDA, the sponsor must submit an IDE application to the FDA and obtain IDE approval prior to commencing the human clinical trials. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to evaluate the device in humans and that the testing protocol is scientifically sound. Clinical trials for a significant risk device may begin once the IDE application is approved by the FDA and the responsible institutional review boards at the clinical trial sites. After a trial begins, the FDA, the institutional review board or the sponsor may place it on hold or terminate it if, among other reasons, the clinical subjects are exposed to unacceptable health risks that outweigh the benefits of participation in the study. There can be no assurance that the data generated during a clinical study will meet chosen safety and effectiveness endpoints or otherwise produce results that will lead the FDA to grant marketing clearance or approval. Similarly, in the European Economic Area, or the EEA, the clinical study must be approved by the local ethics committee and in some cases, including studies of high-risk devices, by the competent authorities in the applicable country.
Postmarket FDA Regulation
After a device is placed on the market, regardless of its classification or premarket pathway, numerous regulatory requirements apply. These include, but are not limited to:

•	establishment registration and device listings with the FDA;

•
compliance with the Quality System Regulation (QSR), which requires manufacturers, including third-party manufacturers, to follow stringent design, testing, process control, documentation and other quality assurance procedures;

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
Third-Party Coverage and Reimbursement
Healthcare providers in the U.S. generally rely on third-party payers to cover and reimburse all or part of the cost of a spine surgery in which our products are used. We expect that sales volumes and prices of our products will continue to depend in large part on the availability of reimbursement from such payers. Third party payers perform analyses on new technologies to determine if they are medically necessary before providing coverage for them. These payers may still deny reimbursement of covered technologies if they determine that a device used in a procedure was not used in accordance with the payer’s coverage policy or is otherwise subject to individual plan benefit limitations. Particularly in the U.S., third-party payers continue to carefully review, and increasingly challenge, the prices charged for procedures and medical products.
A key component in ensuring whether the appropriate payment amount is received for physician and other services, including those procedures using our products, is the existence of a current procedural terminology, or CPT, code. To receive payment, healthcare practitioners must submit claims to insurers using these codes for payment for medical services. CPT codes are assigned, maintained and annually updated by the American Medical Association (AMA) and its CPT Editorial Board. The lack of a CPT code that describes procedures performed using our products, or a change to an existing code that describes such procedures, may adversely affect coverage of and reimbursement for these procedures. In the case of two-level cervical disc replacement, the AMA CPT assigned a new Level I CPT code for the additional (second) level cervical disc replacement procedure, replacing the Category III code, and this change became effective January 1, 2015. Because many payers have standing non-coverage policies for Category III codes, we believe this change decreases coverage and payment barriers specific to Category III codes.
Internationally, reimbursement and healthcare payment systems vary substantially from country to country and include single-payer frameworks, government-managed systems, as well as systems in which private payers and government managed systems exist side-by-side. Our ability to achieve market acceptance or significant sales volume in international markets we enter will be dependent in large part on the availability of reimbursement for procedures performed using our products under the healthcare payment systems in such markets. A small number of countries may require us to gather additional clinical data before recognizing coverage and reimbursement for our products. It is our intent to complete the requisite clinical studies and obtain coverage and reimbursement approval in countries where there is a favorable economic outlook.
European Economic Area (EEA)
Sales of medical devices are subject to foreign government regulations, which vary substantially from country to country. In order to market our products outside the United States, we must obtain regulatory approvals or CE Certificates of Conformity and comply with extensive safety and quality regulations. The time required to obtain approval by a foreign country or to obtain a CE Certificate of Conformity may be longer or shorter than that required for FDA clearance or approval, and the requirements may differ. In the EEA, we are required to obtain Certificates of Conformity before drawing up an EC Declaration of Conformity and affixing the CE mark to our medical devices. Many other countries, such as Australia, India, New Zealand, Pakistan and Sri Lanka, accept CE Certificates of Conformity or FDA clearance or approval although others, such as Brazil, China and Japan require separate regulatory filings.
In the EEA, our devices are required to comply with the Essential Requirements laid down in Annex I to the Council Directive 93/42/EEC of 14 June 1993 concerning medical devices, known as the Medical Devices Directive. Compliance with these requirements entitles us to affix the CE mark to our medical devices, without which they cannot be commercialized in the EEA. To demonstrate compliance with the Essential Requirements laid down in Annex I to the Medical Devices Directive and obtain the right to affix the CE mark to our medical devices, we must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. Except for low risk medical devices (Class I with no measuring function and which are not sterile), where the manufacturer can issue an EC Declaration of Conformity based on a self-assessment of the conformity of its products with the Essential Requirements laid down in the Medical Devices Directive, a conformity assessment procedure requires the intervention of a Notified Body. This is an organization designated by the competent authorities of a EEA country to conduct conformity assessments. The Notified Body would typically audit and examine products’ Technical File and the quality system for the manufacture, design and final inspection of our devices before issuing a CE Certificate of Conformity demonstrating compliance with the relevant Essential Requirements laid down in Annex I to the Medical Devices Directive. Following the issuance of this CE Certificate of Conformity, we can draw up an EC Declaration of Conformity and affix the CE mark to the products covered by this CE Certificate of Conformity and the EC Declaration of Conformity. We have now successfully passed several Notified Body audits since our original certification in April 30, 2002. Following these audits, our Notified Body issued ISO Certificates and CE Certificates of Conformity allowing us to draw up an EC Declaration of Conformity and affix the CE mark to certain of our devices.
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
Failure to comply with these requirements may result in enforcement measures being taken against us by the competent authorities of the EEA countries. These can include fines, administrative penalties, compulsory product withdraws, injunctions and criminal prosecution. Such enforcement measures would have an adverse effect on our capacity to market our products in the EEA and, consequently, on our business and financial position. Such failures may also lead to cancellation, suspension, or variation of our CE Certificates of Conformity by our Notified Body.
Further, the advertising and promotion of our products in the EEA is subject to the provisions of the Medical Devices Directive, Directive 2006/114/EC concerning misleading and comparative advertising, and Directive 2005/29/EC on unfair commercial practices, as well as other national legislation in the individual EEA countries governing the advertising and promotion of medical devices. These laws may limit or restrict the advertising and promotion of our products to the general public and may impose limitations on our promotional activities with healthcare professionals.
The EU Data Protection Directive prohibits the transfer of personal data to countries outside of the EEA that are not considered by the European Commission to provide an adequate level of data protection. These countries include the U.S. Following the decision of the Court of Justice of the European Union in case C-362/14 Maximillian Schrems v. Data Protection Commissioner, which declared the EU Safe Habor Framework to be invalid, we can no longer rely on this route as a basis for transfer of personal data from the EU to the U.S. for processing. We are, therefore, obliged to use alternate procedures for transfer of data between the EU and the U.S.

On December 15, 2015, a proposal for an EU Data Protection Regulation, intended to replace the current EU Data Protection Directive, was agreed upon. The EU Data Protection Regulation, which will be officially adopted in early 2016, will introduce new data protection requirements in the EU as well as substantial fines for breaches of the data protection rules. The EU Data Protection Regulation, which will be applicable two years after the date of its publication in the Official Journal for the European Union, will increase our responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with the new EU data protection rules.
Healthcare Fraud and Abuse
Federal healthcare fraud and abuse laws most frequently apply to our business when a customer submits a claim for an item or service that is reimbursed under Medicare, Medicaid or most other federally funded healthcare programs. The federal Anti-Kickback Statute prohibits unlawful inducements for the referral of business reimbursable under federal healthcare programs, such as remuneration provided to physicians to induce them to use certain tissue products or medical devices reimbursable by Medicare or Medicaid. The Anti-Kickback Statute is subject to evolving interpretations. In the past, the government has enforced the Anti-Kickback Statute to reach large settlements with healthcare companies based on sham consultant arrangements with physicians. Further, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the PPACA, among other things, amends the intent requirements of the federal Anti-Kickback Statute and the criminal statutes governing healthcare fraud, which prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters. A person or entity no longer needs to have actual knowledge of these statutes or specific intent to violate them. In addition, the PPACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act or federal civil money penalties statute. The majority of states also have anti-kickback laws which establish similar prohibitions and in some cases may apply to items or services reimbursed by any third-party payer, including commercial insurers.
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
Similar laws are increasingly being introduced in the individual EEA countries. The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medical devices is prohibited. The provision of benefits or advantages to physicians is also governed by the national antibribery laws of the EEA countries. One such example is the UK Bribery Act 2010. Payments made to physicians in certain EEA countries must also be publically disclosed. Moreover, agreements with physicians must often be the subject of prior notification and approval by the physician’s employer, his/her competent professional organization, and/or the competent authorities of the EEA countries. These requirements are provided in the national laws, industry codes, or professional codes of conduct applicable in the individual EEA countries. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.
Intellectual Property
Our success depends upon our ability to protect our intellectual property. For protection of our intellectual property, we rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, as well as customary confidentiality and other contractual protections. As of December 31, 2015, we owned more than 450 issued patents globally, of which 47 were issued U.S. patents. As of December 31, 2015, we owned over 120 patent applications pending globally, of which 35 were patent applications pending in the U.S. Our issued patents expire between 2020 and 2033, subject to payment of required maintenance fees, annuities and other charges. As of December 31, 2015, we also owned 15 U.S. trademark registrations and 68 foreign trademark registrations, as well as 6 pending U.S. trademark registrations and 12 pending foreign trademark registrations.
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
Employees
As of December 31, 2015, we had 562 employees, 360 of whom were primarily engaged in sales and marketing, 91 of whom were primarily engaged in product development, research and clinical and regulatory activities, and 112 of whom were primarily engaged in administration and finance. A majority of these employees are located outside the U.S. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.
Corporate Information
LDR Holding Corporation was incorporated in 2006 as LDR Holding Corporation in the State of Delaware. Our principal executive office is located at 13785 Research Boulevard, Suite 200, Austin, Texas 78750 and our telephone number is (512) 344-3333. Our website address is http://www.ldrholding.com. We completed our initial public offering in October 2013, and our common stock is listed on The NASDAQ Global Select Market (NASDAQ) under the symbol “LDRH.”
Through a link on the Investor Relations section of our website, we make available the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commision (SEC): our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. All such filings are available free of charge. The public may read and copy any materials we file with SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1A. Risk Factors
Risks Related to Our Business
We have incurred losses in the past and may not be able to achieve or sustain profitability in the future.
We have incurred significant losses in most fiscal years since inception. We incurred net losses of $15.9 million, $11.0 million and $27.9 million in 2015, 2014 and 2013, respectively. As a result of ongoing losses, we had an accumulated deficit of $110.6 million at December 31, 2015. We expect to continue to incur significant product development, clinical and regulatory, sales and marketing and other expenses. Additionally, we expect that our general and administrative expense will increase due to the additional operational and reporting costs associated with being a public company. We will need to generate significant additional revenue to achieve and maintain profitability, and even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time. Our failure to achieve or maintain profitability could negatively impact the value of our common stock.
Our VerteBRIDGE and Mobi platform products represent highly concentrated product offerings that may limit our ability to grow our revenue and compete effectively against other companies, and our business would be adversely affected in the event we are unable to sell one or more of our products.
We offer novel and proprietary surgical technologies for use in both the fusion and non-fusion spine implant markets. Our VerteBRIDGE fusion platform and Mobi non-fusion platform products are designed for both cervical and lumbar applications. Our VerteBRIDGE and Mobi platform products address only a portion of the types of products used in spine implant surgeries. We do not offer surgeons a full range of products to meet all of their needs in spine implant surgeries and the requirement to obtain clearances, CE mark and register products vary by country. For example, our product offering does not include a portfolio of osteobiologic solutions or posterior cervical instrumentation. Our competitors’ products are often used in the same surgery as our products, and this may limit our ability to compete effectively against our competitors, limiting our revenue growth.
In addition, a substantial amount of our revenue is generated by just a few products. For example, in 2015, 93% of our revenue came from our VerteBRIDGE and Mobi platform products, most of which came from products incorporating our VerteBRIDGE plating technology. These categories of products are dominated by ROI-A and Avenue L, in the lumbar product portfolio, and ROI-C and Mobi-C, in the cervical product portfolio. In the event we are unable to market and sell these devices or any future device that represents a substantial amount of our revenue, our results of operations and financial condition will be materially adversely affected.
To be commercially successful, we must convince spine surgeons that our VerteBRIDGE and Mobi platform products are attractive alternatives to our competitors’ products.
Spine surgeons play a significant role in determining the course of treatment and, ultimately, the type of product that will be used to treat a patient, so we rely on effectively marketing to them. Acceptance of our products depends on educating spine surgeons as to the distinctive characteristics, perceived clinical benefits, safety and cost-effectiveness of our products as compared to our competitors’ products and on training spine surgeons in the proper application of our products. If we are not successful in convincing spine surgeons of the merits of our products or educating them on the use of our products, they may not use our products and we will be unable to increase our sales and sustain growth or reach profitability. Our exclusive technology products represented approximately 93%, 89% and 83% of our sales for the years ended December 31, 2015, 2014 and 2013, respectively. As a result, continued market acceptance of those products is critical to our continued success. If the volume of sales of these products declines, our business, financial position and results of operations could be materially and adversely affected.
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
Even if we are successful with Mobi-C in the U.S. market, its commercial success depends on surgeon acceptance and third-party payer coverage and reimbursement.
The traditional option for treating cervical degenerative disc disease is anterior cervical discectomy and fusion, or ACDF. The market for cervical disc replacements in the U.S. is still developing. While we believe that this market will grow in the near future as a result of the introduction of a new generation of advanced cervical disc replacements and broader coverage by commercial payers, there can be no assurance that surgeons will widely adopt cervical disc replacement as an alternative to ACDF, and even if they do, that they will elect to use Mobi-C and not a product, or combination of products, offered by one of our competitors.
The success of Mobi-C depends significantly on the availability and level of government and third-party payer reimbursement for procedures using our Mobi-C device. Many payers, including Medicare contractors, state Medicaid programs and private insurers may not reimburse for use of cervical disc replacement devices, including our Mobi-C device. While we believe there is a trend for broader coverage of cervical disc replacement devices in the U.S., we cannot assure you that this coverage will continue to improve or that payers will not cease reimbursing for cervical disc replacement devices altogether. Additionally, even where reimbursement for cervical disc replacement devices exists, it is typically limited to treatment of cervical disc disease in one vertebral level, or one-level disease. Furthermore, surgeons may be reimbursed at a lower amount for performing a procedure using a cervical disc replacement device than traditional ACDF. In addition to its approval for treatment of one-level disease, Mobi-C is the first cervical disc replacement device approved to treat cervical disc disease in two adjacent vertebral levels, or two-level disease. As a result, we will need to work with payers to obtain coverage for the use of Mobi-C to treat two-level cervical disc disease. Payers may, however, conclude that Mobi-C for the treatment of two-level disease should still be considered investigational, may defer coverage pending additional long-term data or may deny coverage based on a combination of these or other factors. Furthermore, even if government and third-party payers elect to reimburse for Mobi-C for the treatment of two-level cervical disc disease, it is possible that these payers may also elect to reimburse for our competitors’ cervical disc replacement devices when used to treat two-level cervical disc disease, even without our competitors’ products having FDA approval for such treatment. If the trend towards reimbursement of procedures involving cervical disc replacement devices does not continue, slows or stops altogether, our ability to market and sell Mobi-C would be significantly limited and our business and operations would suffer. Additionally, if we establish reimbursement for Mobi-C for treatment of two-level cervical disc disease, and our competitors’ products receive the same treatment without FDA approval for such treatment, our competitive advantage in the U.S. would be limited and that would significantly limit our ability to grow our business.
If coverage and reimbursement from third-party payers for our products significantly declines, surgeons, hospitals and other healthcare providers may be reluctant to use our products and our sales may decline.
In the U.S., surgeons, hospitals and other healthcare providers who purchase medical devices like our products generally rely on third-party payers, principally federal Medicare, state Medicaid and private health insurance plans, to pay for all or a portion of the costs and fees associated with the spinal surgery and the products utilized in the procedure, including the cost of our products. Our customers’ access to adequate coverage and reimbursement for the procedures performed using our products by government and third-party payers is central to the acceptance of our current and future products. We may be unable to sell our products on a profitable basis if government and third-party payers deny coverage or reduce their current levels of reimbursement. To contain costs of new technologies, governmental healthcare programs and third-party payers are increasingly scrutinizing new and even existing treatments by requiring extensive evidence of favorable clinical outcomes. Surgeons, hospitals and other healthcare providers may not purchase our products if they do not receive satisfactory reimbursement from these third-party payers for the cost of the procedures using our products. Payers continue to review their coverage policies carefully for existing and new therapies and can, without notice, deny coverage for treatments that include the use of our products. If we are not successful in reversing existing non-coverage policies, if other third-party payers issue similar policies or if we are not able to be reimbursed at appropriate levels, this could have a material adverse effect on our business and operations.
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
Recent proposed changes to the coding language for surgeon payments and the associated payment amounts for performing fusion surgeries utilizing stand-alone interbody devices, such as our VerteBRIDGE products, may incentivize surgeons to use products other than stand-alone interbody devices which could adversely affect sales of certain of our VerteBRIDGE products.

In addition, some healthcare providers in the U.S. have adopted or are considering a managed care system in which the providers contract to provide comprehensive healthcare for a fixed cost per person. Healthcare providers may attempt to control costs by authorizing fewer surgical procedures or by requiring the use of the least expensive implant available. Additionally, as a result of reform of the U.S. healthcare system, changes in reimbursement policies or healthcare cost containment initiatives may limit or restrict coverage and reimbursement for our products and cause our revenue to decline.
Outside of the U.S., reimbursement systems vary significantly by country. Many foreign markets have government-managed healthcare systems that govern reimbursement for spine implants and procedures. Additionally, some foreign reimbursement systems provide for limited payments in a given period and therefore result in extended payment periods. If adequate levels of reimbursement from third-party payers outside of the U.S. are not obtained, international sales of our products may decline.
If we are unable to maintain and expand our network of direct sales representatives, independent sales agencies and international distributors, we may not be able to generate anticipated sales.
We first began operations in 2000 and have operated in the U.S. since 2005. We have limited experience marketing and selling our Mobi-C cervical disc replacement device, for which we received FDA approval in August 2013, and we have limited experience marketing that device in the U.S. As of December 31, 2015, our sales organization consists of regional sales managers that lead direct sales representatives and approximately 240 independent sales agencies. For the year ending December 31, 2015, the vast majority of our U.S. sales were from independent sales agencies. Outside of the U.S., we sell through direct sales representatives and distributors that are often managed by our direct sales managers located in our foreign offices. We had sales in over 25 countries in 2015 and over 60 international distributors. Our operating results are directly dependent upon the sales and marketing efforts of not only our employees, but also our independent sales agencies and distributors. We expect our direct sales representatives, independent sales agencies and distributors to develop long-lasting relationships with the surgeons they serve. If our direct sales representatives, independent sales agencies or distributors fail to adequately promote, market and sell our products, our sales could significantly decrease.
We face significant challenges and risks in managing our geographically dispersed distribution network and retaining the individuals who make up that network. If any of our direct sales representatives were to leave us, or if any of our independent sales agencies or distributors were to cease to do business with us, our sales could be adversely affected. Some of our independent sales agencies and distributors account for a significant portion of our sales volume, and if any such independent sales agencies or distributors were to cease to distribute our products, our sales could be adversely affected. In such a situation, we may need to seek alternative independent sales agencies or distributors or increase our reliance on our direct sales representatives, which we may be unable to do in a timely and efficient manner, if at all. While a majority of our independent sales agencies and distributors have contractual exclusivity, that contractual exclusivity is often limited to one or more of our products and limited in territorial scope to specific surgeons. Where some level of exclusivity exists, these independent sales agencies and distributors are permitted to offer a competitor’s products that do not compete directly with our products. Our competitors may require that these sales agents and distributors cease doing business with us. In addition, we may not be able to rely on our independent sales agencies or distributors to distribute new products that we introduce that compete with products of our competitors that they also represent. If a direct sales representative, independent sales agency or distributor were to depart and be retained exclusively by one of our competitors, we may be unable to prevent them from helping competitors solicit business from our existing customers, which could further adversely affect our sales. Because of the intense competition for their services, we may be unable to recruit or retain additional qualified independent sales agencies or distributors or to hire additional direct sales representatives to work with us. We may not be able to enter into agreements with them on favorable or commercially reasonable terms, if at all. Failure to hire or retain qualified direct sales representatives or independent sales agencies or distributors would prevent us from expanding our business and generating sales.
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
The spine industry is intensely competitive, subject to rapid change and highly sensitive to the introduction of new products or other market activities of industry participants. Our ability to compete successfully will depend on our ability to develop future products that reach the market in a timely manner, are well adopted by surgeon customers and receive adequate coverage and reimbursement from third-party payers. Because of the size of the potential market, we anticipate that companies will dedicate significant resources to developing products competitive to ours.
We have numerous competitors in the spine market, which include Medtronic Spine and Biologics, DePuy Synthes Spine (a division of Johnson & Johnson), Globus Medical, Nuvasive, Zimmer Biomet and Stryker, which together represent a significant portion of the spine market. We also compete with many other spine market participants. At any time, these or other industry participants may develop alternative treatments, products or procedures for the treatment of spine disorders that compete directly or indirectly with our products. They may also develop and patent processes or products earlier than we can or obtain regulatory clearance, approvals or CE Certificates of Conformity for competing products more rapidly than we can, which could impair our ability to develop and commercialize similar processes or products. If alternative treatments are, or are perceived to be, superior to our spine surgery products, sales of our products could be negatively affected and our results of operations could suffer.
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
We rely on third-party suppliers, almost all of which are located in Europe, to manufacture and supply our implants and instruments. We currently rely on a number of limited or single source suppliers, such as Greatbatch, which supplies Mobi-C cervical disc replacement devices for the U.S. market, In’Tech Medical, which supplies a majority of our surgical instrumentation, and CF Plastiques, which is one of our interbody device suppliers. In certain circumstances, we may not have long-term contracts with our suppliers, and, as a result, our suppliers may not be not required to provide us with any guaranteed minimum production levels. As a result, there can be no assurances that we will be able to obtain sufficient quantities of key components or products in the future, which could have a material adverse effect on our business.
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
The spine market has attracted numerous new companies and technologies, and encouraged more established companies to intensify competitive pricing pressure. As a result of this increased competition, we believe there will be increased pricing pressure in the future. Because the hospital and other healthcare provider customers that purchase our products typically bill various third-party payers to cover all or a portion of the costs and fees associated with the procedures in which our products are used, including the cost of the purchase of our products, changes in the amount such payers are willing to reimburse our customers for procedures using our products could create pricing pressure for us. If competitive forces drive down the prices we are able to charge for our products, our profit margins will shrink, which will adversely affect our ability to invest in and grow our business.
Much of the pricing competition relates to traditional fusion products, such as pedicle screws, cervical plates and traditional cages. We may not be successful in convincing third-party payers of the superiority of our innovative products as compared to traditional products, and reimbursement for these products may be significantly impacted. Additionally, as more competitors introduce innovative fusion products, we may face additional pricing pressure for our products that will impact our future results.
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
Although we believe our training methods for surgeons are conducted in compliance with FDA and other applicable regulations developed both nationally and in third countries, if the FDA or other competent authority determines that our training constitutes promotion of an unapproved use or promotion of an intended purpose not covered by the current CE mark affixed to our products or FDA approved labeling, they could request that we modify our training or subject us to regulatory enforcement actions, including the issuance of a warning letter, injunction, seizure, civil fine and criminal penalty.

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
We began operations in 2000. Accordingly, we have a limited operating history upon which to base an evaluation of our business and prospects. In assessing our prospects, you must consider the risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets, particularly companies engaged in the development and sales of medical devices. These risks include our ability to:

•	manage rapidly changing and expanding operations;

•	establish and increase awareness of our brand and strengthen customer loyalty;

•	grow our direct sales force and increase the number of our independent sales agents and distributors to expand sales of our products in the U.S. and in targeted international markets;

•	implement and successfully execute our business and marketing strategy;

•	respond effectively to competitive pressures and developments;

•	continue to develop and enhance our products and products in development;

•	obtain regulatory clearance, approval or CE Certificate of Conformity to commercialize new products and enhance our existing products;

•	expand our presence and commence operations in international markets;

•	perform clinical research and trials on our existing products and current and future product candidates; and

•	attract, retain and motivate qualified personnel.
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
Our VerteBRIDGE platform products that we market in the U.S. either have received premarket clearance under Section 510(k) of the FDCA, or are exempt from premarket review. The FDA’s 510(k) clearance process requires us to show that our proposed product is “substantially equivalent” to another 510(k)-cleared product. This process is shorter and typically requires the submission of less supporting documentation than other FDA approval processes and does not always require long-term clinical studies. In the EEA, manufacturers of medical devices are required by the Medical Devices Directive to collect post-marketing clinical data in relation to their CE marked medical devices. Post-market surveillance includes the conduct of post-market clinical follow-up studies permitting manufacturers to gather information concerning quality, safety or performance of medical devices after they have been placed on the market in the EU. All information collected as part of the post-market surveillance process must be reviewed, investigated and analyzed on a regular basis in order to determine whether trending conclusions can be made concerning the safety or performance of the medical device and decisions must be taken in relation to the continued marketing of medical devices currently on the market. We expect to incur ongoing costs to comply with these post-market clinical obligations in France and other EEA markets for so long as we continue to market and sell products in those markets. We anticipate that these costs will be immaterial going forward. Except for Mobi-C, we lack the breadth of published long-term clinical data supporting the safety and efficacy of our cervical technology products or our lumbar technology products and the benefits they offer that might have been generated in connection with other approval processes. For these reasons, spine surgeons may be slow to adopt our products, we may not have comparative data that our competitors have or are generating, and we may be subject to greater regulatory and product liability risks. Further, future patient studies or clinical experience, including those that we are starting in France, may indicate that treatment with our products does not improve patient outcomes. Such results would slow the adoption of our products by spine surgeons, would significantly reduce our ability to achieve expected sales and could prevent us from achieving and maintaining profitability. Moreover, if future results and experience indicate that our products cause unexpected or serious complications or other unforeseen negative effects, we could be subject to mandatory product recalls, suspension or withdrawal of FDA or other government’s clearance or approval, CE Certificates of Conformity, significant legal liability or harm to our business reputation.
If we do not enhance our product offerings through our research and development efforts, we may be unable to compete effectively.
In order to increase our market share in the spine market, we must enhance and broaden our product offerings in response to changing customer demands and competitive pressures and technologies. We might not be able to successfully develop, obtain regulatory approval, clearance or CE Certificates of Conformity to market new products, and our future products might not be accepted by the surgeons or the third-party payers who reimburse for many of the procedures performed with our products. The success of any new product offering or enhancement to an existing product will depend on numerous factors, including our ability to:

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
We have no current material commitments with respect to any acquisition or investment, and we have limited experience acquiring technology. We do not know if we will be able to identify suitable acquisitions, complete any such acquisitions on favorable terms or at all, successfully integrate any acquired business, product or technology into our business or retain any key personnel, suppliers or international distributors. Our ability to grow through acquisitions successfully depends upon our ability to identify, negotiate, complete and integrate suitable target businesses and to obtain any necessary financing. These efforts could be expensive and time-consuming, and may disrupt our ongoing business and prevent management from focusing on our operations. If we are unable to integrate any acquired businesses, products or technologies effectively, our business, results of operations and financial condition will be materially adversely affected.
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
Because healthcare costs have risen significantly over the past decade, numerous initiatives and reforms initiated by legislators, regulators and third-party payers to curb these costs have resulted in a consolidation trend in the healthcare industry to aggregate purchasing power. As the healthcare industry consolidates, competition to provide products and services to industry participants has become and will continue to become more intense. This in turn has resulted and will likely continue to result in greater pricing pressures and the exclusion of certain suppliers from important market segments as group purchasing organizations, independent delivery networks and large single accounts continue to use their market power to consolidate purchasing decisions for hospitals. We expect that market demand, government regulation, third-party coverage and reimbursement policies and societal pressures will continue to change the worldwide healthcare industry, resulting in further business consolidations and alliances among our customers, which may reduce competition, exert further downward pressure on the prices of our products and may adversely impact our business, results of operations or financial condition.
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
If we experience material weaknesses or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately report our financial condition or results of operations which may adversely affect investor confidence in us and, as a result, the value of our common stock.
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
We devoted significant resources to compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404 for the year ended December 31, 2015. In future years, we may need to devote more resources to Section 404 compliance, and we may not be able to complete our annual evaluations, testing and any required remediations in a timely fashion. During the testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. Lack of effective controls could severely inhibit our ability to accurately report our financial condition or results of operations. We cannot assure you that there will not be material weaknesses and/or significant deficiencies in our internal controls in the future.
If we are unable to conclude that our internal control over financial reporting is effective, or if our auditors are unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline.
We have incurred and will continue to incur significant additional costs as a result of being a public company, and our management is required to devote substantial time to compliance initiatives.
The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, the Securities and Exchange Commission, or the SEC, and NASDAQ impose various requirements on public companies, including the establishment and maintenance of effective disclosure and financial controls and specific corporate governance practices. These rules and regulations increase our accounting, legal and financial compliance costs and make some activities more time-consuming and costly. In addition, we expect that our management and other personnel will need to divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we have incurred and expect to continue to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act.
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
We depend on our information technology systems for the efficient functioning of our business, including accounting, data storage, compliance, purchasing and inventory management. We do not have redundant systems at this time; however we are in the process of implementing redundancy on critical enterprise systems. Until these systems become redundant, we will attempt to mitigate interruptions but we may experience difficulties in implementing some upgrades which would impact our business operations, or experience difficulties in operating our business during the upgrade, either of which could disrupt our operations, including our ability to timely ship and track product orders, project inventory requirements, manage our supply chain and otherwise adequately service our customers. In the event we experience significant disruptions as a result of the current implementation of our information technology systems, we may not be able to repair our systems in an efficient and timely manner. Accordingly, such events may disrupt or reduce the efficiency of our entire operation and have a material adverse effect on our results of operations and cash flows.
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
Risks Related to our Legal and Regulatory Environment
Our medical device products and operations are subject to extensive governmental regulation both in the U.S. and abroad, and our failure to comply with applicable requirements could cause our business to suffer.
Our medical device products and operations are subject to extensive regulation by the FDA and various other federal, state and foreign governmental authorities, such as the competent authorities of EEA countries. We are also subject to conformity assessment by our Notified Body in the EEA. Government regulation of medical devices is meant to assure their safety and effectiveness, and includes regulation of, among other things:

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
Before we can market or sell a new regulated product or a significant modification to an existing product in the U.S., we must obtain either clearance under Section 510(k) of the FDCA or an approval of a premarket approval, or PMA, application unless the device is specifically exempt from premarket review. In the 510(k) clearance process, the FDA must determine that a proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, with respect to intended use, technology and safety and effectiveness, in order to clear the proposed device for marketing. Clinical data is sometimes required to support substantial equivalence. In the PMA approval process, the FDA must determine that a proposed device is safe and effective for its intended use based, in part, on extensive data, including, but not limited to, technical, pre-clinical, clinical trial, manufacturing and labeling data. The PMA process is typically required for devices for which the 510(k) process cannot be used and that are deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices. Modifications to products that are approved through a PMA application generally need FDA approval. Similarly, some modifications made to products cleared through a 510(k) may require a new 510(k). The FDA’s 510(k) clearance process usually takes from three to 12 months, but may last longer. The process of obtaining a PMA is much more costly and uncertain than the 510(k) clearance process and generally takes from one to three years, or even longer, from the time the application is submitted to the FDA until an approval is obtained.
In the U.S., other than Mobi-C, our currently commercialized products either have received premarket clearance under Section 510(k) of the FDCA or are exempt from premarket review. If the FDA requires us to go through a lengthier, more rigorous examination for future products or modifications to existing products than we had expected, our product introductions or modifications could be delayed or canceled, which could cause our sales to decline. The FDA may demand that we obtain a

PMA prior to marketing certain of our future products. In addition, if the FDA disagrees with our determination that a product we currently market is subject to an exemption from premarket review, the FDA may require us to submit a 510(k) or PMA in order to continue marketing the product. Further, even with respect to those future products where a PMA is not required, we cannot assure you that we will be able to obtain the 510(k) clearances with respect to those products.
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
In addition, even after we have obtained the proper regulatory clearance or approval to market a product, the FDA has the power to require us to conduct postmarketing studies. For example, as a condition of approval, we are required to conduct a post-approval study of Mobi-C, as well as an enhanced surveillance study. The post-approval study takes the form of continued follow-up for the existing pivotal clinical trial subjects to evaluate overall success rate over a total of seven years. The post-approval study seven-year follow-up has been completed and closure and analysis of the post-approval study is expected to cost approximately $300,000 in 2016. The enhanced surveillance study is a post-market surveillance system designed primarily to identify any adverse events, device malfunctions or complaints for patients implanted with the device during the first ten years of commercial use in the U.S., with an expected cost of approximately $150,000 per year. Failure to conduct required studies in a timely manner could result in the revocation of the 510(k) clearance or PMA approval for the product that is subject to such a requirement and could also result in the recall or withdrawal of the product, which would prevent us from generating sales from that product in the U.S.
In the EEA, our medical devices must comply with the Essential Requirements laid down in Annex I to the Medical Devices Directive. Compliance with these requirements is a prerequisite to be able to affix the CE mark to our medical devices, without which they cannot be marketed or sold in the EEA. To demonstrate compliance with the Essential Requirements laid down in Annex I to the Medical Devices Directive we must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. Except for low risk medical devices (Class I with no measuring function and which are not sterile), where the manufacturer can issue an EC Declaration of Conformity based on a self-assessment of the conformity of its products with the Essential Requirements laid down in Annex I to the Medical Devices Directive, a conformity assessment procedure requires the intervention of a third party organization designated by competent authorities of a EEA country to conduct conformity assessments, or a Notified Body. The Notified Body would typically audit and examine products’ Technical Files and the quality system for the manufacture, design and final inspection of the devices before issuing a CE Certificate of Conformity demonstrating compliance with the relevant Essential Requirements laid down in Annex I to the Medical Devices Directive.

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
On September 26, 2012, the European Commission adopted a package of legislative proposals designed to replace the existing regulatory framework for medical devices in the EEA. These proposals are intended to strengthen the medical devices rules in the EEA countries. On October 22, 2013, the European Parliament voted in favor of an amended draft of the Regulation. On October 5, 2015, the Council of the European Union proposed another amended text for the draft Regulation. On October 13, 2015, trialogue discussions between the European Commission, the Parliament and the Council started with the aim of agreeing the final text of the Regulation. Depending on the outcome of the negotiations, the Regulation on medical devices could be definitively adopted in the summer 2016. If and when adopted the proposed new legislation may prevent or delay the CE marking of our products under development or impact our ability to modify our currently CE marked products on a timely basis.
The EU Data Protection Directive prohibits the transfer of personal data to countries outside of the EEA that are not considered by the European Commission to provide an adequate level of data protection. These countries include the U.S. However, following the decision of the Court of Justice of the European Union in case C-362/14 Maximillian Schrems v. Data Protection Commissioner, which declared the EU Safe Habor Framework to be invalid, we can no longer rely on this route as a basis for transfer of personal data from the EU to the U.S. for processing. We are, therefore, obliged to use alternate procedures for transfer of data between the EU and the U.S.
On December 15, 2015, a proposal for an EU Data Protection Regulation, intended to replace the current EU Data Protection Directive, was agreed upon. The EU Data Protection Regulation, which will be officially adopted in early 2016, will introduce new data protection requirements in the EU as well as substantial fines for breaches of the data protection rules. The EU Data Protection Regulation, which will be applicable two years after the date of its publication in the Official Journal for the European Union, will increase our responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with the new EU data protection rules.
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

Failure to comply with applicable laws and regulations could jeopardize our ability to sell our products and result in enforcement actions such as:

•	warning letters;

•	fines;

•	injunctions;

•	civil penalties;

•	termination of distribution;

•	recalls, withdrawals or seizures of products;

•	delays in the introduction of products into the market;

•	total or partial suspension of production;

•	refusal of the FDA or other regulator to grant future clearances or approvals;

•	withdrawals or suspensions of current clearances or approvals, resulting in prohibitions on sales of our products;

•	withdrawal, variation or suspension of the CE Certificates of Conformity granted by the Notified Body or delay in obtaining these certificates; and/or

•	in the most serious cases, criminal penalties.
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
The FDA has issued guidance documents intended to explain the procedures and criteria the FDA will use in assessing whether a 510(k) submission meets a minimum threshold of acceptability and should be accepted for substantive review. Under the “Refuse to Accept” guidance, the FDA conducts an early review against specific acceptance criteria to inform 510(k) and PMA submitters if the submission is administratively complete, or if not, to identify the missing element(s). Submitters are given the opportunity to provide the FDA with the identified information. If the information is not provided within a defined time, the submission will not be accepted for FDA review. Significant delays in receiving clearance or approval, or the failure to receive clearance or approval for our new products would have an adverse effect on our ability to expand our business.
Modifications to our products may require new 510(k) clearances, premarket approvals or CE Certificates of Conformity or may require us to cease marketing or recall the modified products until clearances are obtained.
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
Furthermore, potential changes to the 510(k) program may make it more difficult for us to make modifications to our previously cleared products, by either imposing stricter requirements on when a new 510(k) clearance for a modification to a previously cleared product must be submitted, or applying more onerous review criteria to such submissions. In July and December 2011, respectively, the FDA issued draft guidance documents addressing when to submit a new 510(k) clearance due to modifications to 510(k)-cleared products and the criteria for evaluating substantial equivalence. The guidance related to criteria for evaluating substantial equivalence was finalized in July 2014. The draft guidance related to modifications to 510(k)-cleared products was ultimately withdrawn as the result of FDASIA. As a result, the FDA’s original guidance document regarding 510(k) modifications, which dates back to 1997, remains in place. It is uncertain when the FDA will seek to issue new guidance on product modifications. Any efforts to do so could result in a more rigorous review process and make it more difficult to obtain clearance for device modifications.

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
We currently market our products internationally and intend to expand our international marketing. International jurisdictions require separate regulatory approvals and compliance with numerous and varying regulatory requirements. For example, outside of the U.S. and the EEA, we intend to continue to seek regulatory clearance to market our primary products in China, Brazil, Japan, South Korea and other key markets. The approval procedures vary among countries and may involve requirements for additional testing, and the time required to obtain approval may differ from country to country and from that required to obtain clearance or approval in the U.S. and the necessary CE Certificates of Conformity in the EEA countries.
Clearance or approval in the U.S. and/or a CE Certificate of Conformity in the EEA countries does not ensure approval or certification by regulatory authorities in other countries or jurisdictions, and approval or certification by one foreign regulatory authority does not ensure approval or certification by regulatory authorities in other foreign countries or by the FDA. The foreign regulatory approval or certification process may include all of the risks associated with obtaining FDA clearance or approval. In addition, some countries only approve or certify a product for a certain period of time, and we are required to re-approve or re-certify our products in a timely manner prior to the expiration of our prior approval or certification. We may not obtain foreign regulatory approvals on a timely basis, if at all. We may not be able to file for regulatory approvals or certifications and may not receive necessary approvals to commercialize our products in any market. If we fail to receive necessary approvals or certifications to commercialize our products in foreign jurisdictions on a timely basis, or at all, or if we fail to have our products re-approved or re-certified, our business, results of operations and financial condition could be adversely affected.
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
Any product for which we obtain clearance or approval, and the manufacturing processes, reporting requirements, post-approval clinical data and promotional activities for such product, will be subject to continued regulatory review, oversight and periodic inspections by the FDA and other domestic and foreign regulatory bodies. In particular, we and our third-party suppliers are required to comply with the FDA’s Quality System Regulation, or QSR. In the EEA countries, compliance with harmonized standards is also recommended as this is interpreted as a presumption of conformity with the relevant Essential Requirements laid down in Annex I to the Medical Devices Directive or the quality system requirements laid down in the other Annexes to the Directive. These FDA regulations and EEA standards cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our products. Compliance with applicable regulatory requirements is subject to continual review and is monitored rigorously through periodic inspections by the FDA. Compliance with harmonized standards in the EEA is also subject to regular review through the conduct of inspection by Notified Bodies or other certification bodies. If we, or our manufacturers, fail to adhere to QSR requirements in the U.S. or other harmonized standards in the EEA, this could delay production of our products and lead to fines, difficulties in obtaining regulatory clearances or CE Certificate of Conformity, recalls, enforcement actions, including injunctive relief or consent decrees, or other consequences, which could, in turn, have a material adverse effect on our financial condition or results of operations.
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
Outside the EEA and the U.S. our products and operations are also often required to comply with standards set by foreign regulatory bodies, and those standards, types of evaluation and scope of review differ among foreign regulatory bodies. We intend to comply with the standards enforced by such foreign regulatory bodies as needed to commercialize our products. If we fail to comply with any of these standards adequately, a foreign regulatory body may take adverse actions similar to those within the power of a Notified Body or competent authority or the FDA. Any such action may harm our reputation and business, and could have an adverse effect on our business, results of operations and financial condition.
If our products, or malfunction of our products, cause or contribute to a death or a serious injury, we will be subject to medical device reporting regulations, which can result in voluntary corrective actions or agency enforcement actions.
Under the FDA medical device reporting regulations, medical device manufacturers are required to report to the FDA information that a device has or may have caused or contributed to a death or serious injury or has malfunctioned in a way that would likely cause or contribute to death or serious injury if the malfunction of the device or one of our similar devices were to recur. All manufacturers placing medical devices in the market in the EEA are legally bound to report any serious or potentially serious incidents involving devices they produce or sell to the competent authority in whose jurisdiction the incident occurred. Were this to happen to us, the relevant competent authority would file an initial report, and there would then be a further inspection or assessment if there were particular issues. Either this would be carried out by the competent authority or it could require that the Notified Body carry out the inspection or assessment.
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
Our products may in the future be subject to product recalls. A recall of our products, either voluntarily or at the direction of the FDA or another foreign governmental authority, or the discovery of serious safety issues with our products, could have a significant adverse impact on us.
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
Further, under the FDA’s medical device reporting, or MDR, regulations, we are required to report to the FDA any incident in which our product may have caused or contributed to a death or serious injury or in which our product malfunctioned and, if the malfunction were to recur, would likely cause or contribute to death or serious injury. Repeated product malfunctions may result in a voluntary or involuntary product recall, which could divert managerial and financial resources, impair our ability to manufacture our products in a cost-effective and timely manner, and have an adverse effect on our reputation, results of operations and financial condition. We are also required to follow detailed recordkeeping requirements for all firm-initiated medical device corrections and removals, and to report such corrective and removal actions to FDA if they are carried out in response to a risk to health and have not otherwise been reported under the MDR regulations. In addition, in October 2014, the FDA issued guidance intended to assist the FDA and industry in distinguishing medical device recalls from product enhancements. Per the guidance, if any change or group of changes to a device addresses a violation of the FDCA, that change would generally constitute a medical device recall and require submission of a recall report to the FDA. Similar reporting obligations and similar related consequences exist in foreign countries.
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
Our ongoing research and development, pre-clinical testing and clinical trial activities are subject to extensive regulation and review by numerous governmental authorities both in the U.S. and abroad. We are currently conducting pre-and post-market clinical studies of some of our products to gather information about these products’ safety, efficacy or optimal use. In the future we may conduct clinical trials to support approval of new products. Clinical studies must be conducted in compliance with FDA regulations or the FDA may take enforcement action. The data collected from these clinical studies may ultimately be used to support market clearance for these products. Even if our clinical trials are completed as planned, we cannot be certain that their results will support our product candidate claims or that the FDA or foreign authorities and Notified Bodies will agree with our conclusions regarding them. Success in pre-clinical studies and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the later trials will replicate the results of prior trials and pre-clinical studies. The clinical trial process may fail to demonstrate that our product candidates are safe and effective for the proposed indicated uses, which could cause us to abandon a product candidate and may delay development of others. Any delay or termination of our clinical trials will delay the filing of our product submissions and, ultimately, our ability to commercialize our product candidates and generate revenues. It is also possible that patients enrolled in clinical trials will experience adverse side effects that are not currently part of the product candidate’s profile.
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
Further, the advertising and promotion of our products is subject to the national laws of EEA Member States implementing the Medical Devices Directive, Directive 2006/114/EC concerning misleading and comparative advertising, and Directive 2005/29/EC on unfair commercial practices, as well as other EEA Member State legislation governing the advertising and promotion of medical devices. In addition, we are subject to Codes of Conduct developed at both EU level and in individual EEA countries. These laws and Codes of Conduct may limit or restrict the advertising and promotion of our products to the general public and may impose limitations on our promotional activities with healthcare professionals.
If we or our sales representatives fail to comply with U.S. federal and state fraud and abuse laws, or equivalent foreign laws, we could be subject to civil and criminal penalties, which could adversely impact our reputation and business operations.
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

•
the federal False Claims Act, which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other third-party payers that are false or fraudulent;

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

•
foreign and/or U.S. state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payer, including commercial insurers.

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

Similar laws are increasingly being introduced in the individual EEA countries. The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medical devices is prohibited. The provision of benefits or advantages to physicians is also governed by the national anti-bribery laws of the EEA countries. One such example is the UK Bribery Act 2010. Payments made to physicians in certain EEA countries must also be publically disclosed. Moreover, agreements with physicians must often be the subject of prior notification and approval by the physician’s employer, his/her competent professional organization, and/or the competent authorities of the EEA countries. These requirements are provided in the national laws, industry codes, or professional codes of conduct applicable in the EEA countries. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.
Legislative or regulatory healthcare reforms may make it more difficult and costly for us to obtain regulatory clearance, CE Certificates of Conformity or approval of our products and to produce, market and distribute our products after clearance, CE Certificate of Conformity or approval is obtained.
Recent political, economic and regulatory influences are subjecting the healthcare industry to fundamental changes. The sales of our products depend in part on the availability of coverage and reimbursement from third-party payers such as government health programs, private health insurers, health maintenance organizations and other healthcare-related organizations. Both the federal and state governments in the U.S. and foreign governments continue to propose and pass new legislation and regulations designed to contain or reduce the cost of healthcare. Such legislation and regulations may result in decreased reimbursement for medical devices and/or the procedures in which they are used, which may further exacerbate industry-wide pressure to reduce the prices charged for medical devices. This could harm our ability to market our products and generate sales.
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
Federal and state governments in the U.S. have recently enacted legislation to overhaul the nation’s healthcare system. While the goal of healthcare reform is to expand coverage to more individuals, it also involves increased government price controls, additional regulatory mandates and other measures designed to constrain medical costs. The PPACA significantly impacts the medical device industry. Among other things, the PPACA:

•
imposes an annual excise tax of 2.3% on any entity that manufactures or imports medical devices offered for sale in the U.S. (described in more detail below). In December 2015, legislation was passed which provides for a two-year moratorium on the medical device excise tax for 2016 and 2017;

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

On September 26, 2012, the European Commission adopted a package of legislative proposals designed to replace the existing regulatory framework for medical devices in the EEA. These proposals are intended to strengthen existing medical device rules in the EEA. On October 22, 2013, the European Parliament voted an amended draft of the Regulation. On October 5, 2015, the Council of the European Union proposed another amended text for the draft Regulation. On October 13, 2015, trialogue discussions between the European Commission, the Parliament and the Council started with the aim of agreeing the final text of the Regulation. Depending on the outcome of the negotiations, the Regulation on medical devices could be definitively adopted in the summer 2016. If and when adopted the proposed new legislation may prevent or delay the CE marking of our products under development or impact our ability to modify our currently CE marked products on a timely basis.
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
Many of the products we may seek to develop and introduce in the future will require FDA approval or clearance before commercialization in the U.S., and commercialization of such products outside of the U.S. would likely require additional regulatory approvals, CE Certificates of Conformity and import licenses. As a result, it will be difficult for us to forecast demand for these products with any degree of certainty. In addition, we will be increasing our operating expenses as we expand our commercial capabilities. Accordingly, we may experience significant, unanticipated quarterly losses. If our quarterly or annual operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Furthermore, any quarterly or annual fluctuations in our operating results may, in turn, cause the price of our common stock to fluctuate substantially. We believe that quarterly comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of our future performance.

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
Any losses we incur as a result of our exposure to the credit risk of our customers could harm our results of operations.
A substantial portion of our sales are on an open credit basis, with typical payment terms of 30 to 60 days. As we have grown our revenue and customer base, our exposure to credit risk has increased.  We continuously monitor individual customer payment capability, seek to limit credit to amounts we believe the customers can pay, and maintain reserves we believe are adequate to cover exposure for doubtful accounts. However, there can be no assurance that our open credit customers will pay the amounts they owe to us or that the reserves we maintain will be adequate to cover such credit exposure. Our customers' failure to pay and/or our failure to maintain sufficient reserves could have a material adverse effect on our business, operating results and financial condition.
Continuing worldwide economic instability, including challenges faced by the Eurozone countries, could adversely affect our revenues, financial condition or results of operations.
Since fiscal year 2008, the global economy has been impacted by the sequential effects of an ongoing global financial crisis. This global financial crisis, including the European sovereign debt crisis, has caused extreme disruption in the financial markets, including severely diminished liquidity and credit availability. Substantially all of our suppliers are located in Europe, and many of our distribution agreements outside of the U.S. are denominated in Euros. There can be no assurance that there will not be further deterioration in the global economy and in Europe. Our customers and suppliers may experience financial difficulties or be unable to borrow money to fund their operations, which may adversely impact their ability to purchase our products or to pay for our products on a timely basis, if at all. As with our customers and suppliers, these economic conditions make it more difficult for us to accurately forecast and plan our future business activities. In light of the current economic state of many countries outside the U.S., we continue to monitor their creditworthiness. Failure to receive payment of all or a significant portion of these receivables could adversely affect our results of operations. Further, there are concerns for the overall stability and suitability of the Euro as a single currency, given the economic and political challenges facing individual Eurozone countries. Continuing deterioration in the creditworthiness of the Eurozone countries, the withdrawal of one or more member countries from the EU, or the failure of the Euro as a common European currency could adversely affect our revenues, financial condition or results of operations.
Our existing revolving credit facility contains restrictive covenants that may limit our operating flexibility.
Our existing revolving credit facility contains certain restrictive covenants that limit our ability to transfer or dispose of assets, merge with other companies or consummate certain changes of control, acquire other companies, pay dividends, incur additional indebtedness and liens, experience changes in management and enter into new businesses. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of the lender or terminate the revolving credit facility. There is no guarantee that we will be able to generate sufficient cash flow or sales to meet the financial covenants or pay the principal and interest on any debt incurred under our revolving credit facility. Furthermore, there is no guarantee that future working capital, borrowings or equity financing will be available to repay or refinance any such debt.

Risks Related to our Intellectual Property and Potential Litigation
If we are unable to protect our intellectual property rights, our competitive position could be harmed or we could be required to incur significant expenses to enforce our rights.
We rely primarily on patent, copyright, trademark and trade secret laws, know-how and continuing technological innovation, as well as confidentiality and non-disclosure agreements and other methods, to protect our proprietary technologies and know-how. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. As of December 31, 2015, we owned more than 450 issued patents globally, of which 47 were issued U.S. patents. As of December 31, 2015, we owned over 120 patent applications pending globally, of which 35 were patent applications pending in the U.S. Our issued patents expire between 2020 and 2033, subject to payment of required maintenance fees, annuities and other charges. As of December 31, 2015, we also owned 15 U.S. trademark registrations and 68 foreign trademark registrations, as well as 6 pending U.S. trademark registrations and 12 pending foreign trademark registrations.
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
Due to differences between foreign and U.S. patent laws, our patented intellectual property rights may not receive the same degree of protection in foreign countries as they would in the U.S. Even if patents are granted outside the U.S., effective enforcement in those countries may not be available, and the scope of protection may vary significantly from country to country. We have filed patent applications only in the U.S., some countries in Europe and less than a dozen other countries, and we therefore lack any patent protection in all other countries. In countries where we do not have significant patent protection, we may not be able to stop a competitor from marketing products in such countries that are the same as or similar to our products.
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
Our commercial success will depend in part on not infringing the patents or violating the other proprietary rights of others. Significant litigation regarding patent rights occurs in our industry. Our competitors in both the U.S. and abroad, many of which have substantially greater resources and have made substantial investments in patent portfolios and competing technologies, may have applied for or obtained or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with our ability to make, use and sell our products. Generally, we do not conduct independent reviews of patents issued to third parties. In addition, patent applications in the U.S. and elsewhere can be pending for many years before issuance, so there may be applications of others now pending of which we are unaware that may later result in issued patents that will prevent, limit or otherwise interfere with our ability to make, use or sell our products. The large number of patents, the rapid rate of new patent applications and issuances, the complexities of the technology involved and the uncertainty of litigation increase the risk of business assets and management’s attention being diverted to patent litigation. We have received in the past, and expect to receive in the future, particularly as a public company, communications from various industry participants alleging our infringement of their patents, trade secrets or other intellectual property rights and/or offering licenses to such intellectual property. Any lawsuits resulting from such allegations could subject us to significant liability for damages and invalidate our proprietary rights. Any potential intellectual property litigation also could force us to do one or more of the following:

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
We sell our products globally and have a number of offices around the world. During the years ended December 31, 2015, 2014 and 2013, approximately 19%, 22% and 26% of our revenue, respectively, was attributable to our international customers. As of December 31, 2015, approximately 43% of our employees were located abroad. In addition, substantially all of our manufacturing is conducted in France and a substantial portion of our suppliers are located in Europe. The sale and shipment of our products across international borders, as well as the purchase of components and products from international sources, subjects us to extensive U.S., French and EEA and foreign governmental trade, import and export and customs regulations and laws. Compliance with these regulations and laws is costly and exposes us to penalties for non-compliance. We expect that our international activities will be dynamic over the foreseeable future as we continue to pursue opportunities in international markets. Therefore, we are subject to risks associated with having worldwide operations. These international operations will require significant management attention and financial resources.
International operations are subject to inherent risks and our future results could be adversely affected by a number of factors, including:

•	requirements or preferences for domestic products or solutions, which could reduce demand for our products;

•	differing existing or future regulatory and certification requirements;

•	management communication and integration problems related to entering new markets with different languages, cultures and political systems;

•	greater difficulty in collecting accounts receivable and longer collection periods;

•	difficulties in enforcing contracts;

•	difficulties and costs of staffing and managing foreign operations;

•	the uncertainty of protection for intellectual property rights in some countries;

•	potentially adverse tax consequences, including regulatory requirements regarding our ability to repatriate profits to the U.S.;

•	tariffs and trade barriers, export regulations and other regulatory and contractual limitations on our ability to sell our solutions in certain foreign markets; and

•	political and economic instability and terrorism.
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

Failure to comply with the U.S. Foreign Corrupt Practices Act, or the FCPA, and similar laws associated with our activities outside the U.S. could subject us to penalties and other adverse consequences.
We are subject to the FCPA and other anti-bribery legislation around the world. The FCPA generally prohibits covered entities and their intermediaries from engaging in bribery or making other prohibited payments, offers or promises to foreign officials for the purpose of obtaining or retaining business or other advantages. In addition, the FCPA imposes recordkeeping and internal controls requirements on publicly traded corporations and their foreign affiliates, which are intended to, among other things, prevent the diversion of corporate funds to the payment of bribes and other improper payments, and to prevent the establishment of “off books” slush funds from which such improper payments can be made. As a substantial portion of our revenue is, and we expect will continue to be, from jurisdictions outside of the U.S., we face significant risks if we fail to comply with the FCPA and other laws that prohibit improper payments, offers or promises of payment to foreign governments and their officials and political parties by us and other business entities for the purpose of obtaining or retaining business or other advantages. In many foreign countries, particularly in countries with developing economies, some of which represent significant markets for us, it may be a local custom that businesses operating in such countries engage in business practices that are prohibited by the FCPA or other laws and regulations. Although we have implemented a company policy requiring our employees and consultants to comply with the FCPA and similar laws, such policy may not be effective at preventing all potential FCPA or other violations. Although our agreements with our international distributors clearly state our expectations for our distributors’ compliance with U.S. laws, including the FCPA, and provide us with various remedies upon any non-compliance, including the ability to terminate the agreement, we also cannot guarantee our distributors’ compliance with U.S. laws, including the FCPA. Therefore there can be no assurance that none of our employees and agents, or those companies to which we outsource certain of our business operations, have not and will not take actions that violate our policies or applicable laws, for which we may be ultimately held responsible. As a result of our focus on managing our growth, our development of infrastructure designed to identify FCPA matters and monitor compliance is at an early stage. Any violation of the FCPA and related policies, or of equivalent laws and policies in foreign countries, could result in severe criminal or civil sanctions, which could have a material and adverse effect on our reputation, business, operating results and financial condition.
New regulations related to “conflict minerals” may force us to incur additional expenses, may make our supply chain more complex and may result in damage to our reputation with customers.
Pursuant to the Dodd-Frank Act the SEC promulgated new rules requiring disclosure and reporting for those companies who use certain minerals and metals mined in the Democratic Republic of Congo and adjoining countries in their products, known as conflict minerals, whether or not these products are manufactured by third parties. Although we do not currently believe our use of conflict materials is subject to these rules, in the event our determination changes it could affect sourcing at competitive prices and availability in sufficient quantities of certain minerals used in the manufacture of our products, including tantalum. The number of suppliers who provide conflict-free minerals may be limited. In addition, there may be material costs associated with complying with the disclosure requirements, such as costs related to determining the source of certain minerals used in our products, as well as costs of possible changes to products, processes or sources of supply as a consequence of such verification activities. Since our supply chain is complex, we may not be able to verify the origins for these minerals used in our products sufficiently through the due diligence procedures that we implement, which may harm our reputation. In addition, we may encounter challenges to satisfy those customers who require that all of the components of our products be certified as conflict-free, which could place us at a competitive disadvantage if we are unable to do so.
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
Our stock price may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of Annual Report on Form 10-K and others such as:

•	a slowdown in the medical device industry or the general economy;

•	actual or anticipated quarterly or annual variations in our results of operations or those of our competitors;

•	changes in accounting principles or changes in interpretations of existing principles, which could affect our financial results;

•	actual or anticipated changes in our growth rate relative to our competitors;

•	changes in earnings estimates or recommendations by securities analysts;

•	fluctuations in the values of companies perceived by investors to be comparable to us;

•	announcements by us or our competitors of new products or services, significant contracts, commercial relationships, capital commitments or acquisitions;

•	competition from existing technologies and products or new technologies and products that may emerge;

•	the entry into, modification or termination of agreements with our sales representatives or distributors;

•	developments with respect to intellectual property rights;

•	sales, or the anticipation of sales, of our common stock by us, our insiders or our other stockholders, including upon the expiration of contractual lock-up agreements;

•	sales, or the anticipation of sales, by our employees following any purchase of shares pursuant to our equity incentive plans;

•	our ability to develop and market new and enhanced products on a timely basis;

•	successful adoption of our Mobi-C cervical disc replacement device in the U.S. and positive and negative coverage and reimbursement policies by insurance companies and other third-party payers;

•	our commencement of, or involvement in, litigation;

•	additions or departures of key management or technical personnel; and

•	changes in laws or governmental regulations applicable to us.
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
Our executive officers, directors, and beneficial owners of 5% or more of our outstanding common stock and their affiliates beneficially own approximately 34.3% of our outstanding common stock as of December 31, 2015. As a result, these persons, acting together, will have the ability to significantly influence the outcome of all matters requiring stockholder approval, including the election and removal of directors and any merger, consolidation, or sale of all or substantially all of our assets, and they may act in a manner that advances their best interests and not necessarily those of other stockholders, by among other things:

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
Each of our non-U.S. subsidiaries intends to structure its operations with the goal that each such entity would not be subject to U.S. corporate income tax on the basis that it is not engaged in a trade or business in the U.S. Nevertheless, there is a risk that the U.S. Internal Revenue Service may successfully assert that one or more of such entities is engaged in a trade or business in the U.S., in which case these entities would be subject to U.S. tax at regular corporate rates on income that is effectively connected with the conduct of a U.S. trade or business, plus an additional 30% (or a lower applicable treaty rate, if any) “branch profits” tax on the dividend equivalent amount, which is generally effectively connected income with certain adjustments, deemed withdrawn from the U.S. Any such tax would result in an effective tax rate that is higher than anticipated.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties
We lease our offices and do not own any real estate. Our principal offices are located in Austin, Texas and Troyes, France.

Our offices in Austin, Texas occupy approximately 67,410 square feet of leased space in Austin, Texas. We entered into a new lease agreement in October 2015 to lease an additional 21,800 square feet and to extend the terms of the lease to 2024.
Our offices in Troyes, Frances occupy approximately 32,770 square feet of leased space. We intend to terminate this lease in the second quarter of 2016. In March 2015, we entered into a new lease for an office, warehouse and logistics building built by a developer in Troyes, France (the New Premises). The lease will commence upon completion of the New Premises, which is anticipated in the second quarter of 2016, at which time we will relocate to the New Premises. The initial lease term is ten years, with an option to extend the term for an additional nine years, subject to our right to terminate the lease on the third and sixth anniversaries of the extensions. The New Premises are 83,250 square feet.
We also maintain sales, distribution or development offices in France, Brazil, China, South Korea and Hong Kong. We believe that our current facilities are suitable and adequate to meet our current needs. We intend to add new facilities or expand existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.
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
Our common stock has been listed on the NASDAQ under the symbol “LDRH” since October 9, 2013. The following table sets forth the high and low sales prices of our common stock as reported on the NASDAQ during each quarter of the two most recent years:

	Sales Price Per Share in 2015
	Low	High
Fourth Quarter	$20.95	$37.43
Third Quarter	30.63	47.12
Second Quarter	33.47	45.36
First Quarter	31.02	40.43

	Sales Price Per Share in 2014
	Low	High
Fourth Quarter	$29.91	$36.38
Third Quarter	21.70	31.80
Second Quarter	22.47	34.43
First Quarter	23.34	40.39

On February 18, 2016 , the last reported sales price of our common stock on the NASDAQ was $22.11 per share and there were 26 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, this number is not indicative of the total number of stockholders represented by these stockholders of record.
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
Performance Graph
The following graph compares the cumulative total stockholder return data on our common stock with the cumulative return of (i) The NASDAQ Stock Market Composite Index, and (ii) NASDAQ Medical Equipment Index during the period commencing on October 9, 2013, the initial trading day of our common stock, and ending on December 31, 2015. The graph assumes that $100 was invested at the beginning of the period in our common stock and in each of the comparative indices. The stock price performance on the following graph is based on historical results and is not necessarily indicative of future stock price performance.
The following graph and related information shall not be deemed “soliciting material” or be deemed to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing, except to the extent that we specifically incorporate it by reference into such filing.

Comparison of 5 Year Cumulative Total Return
Among LDR Holding Corporation,
The NASDAQ Composite Index
and The NASDAQ Medical Equipment Index
Item 6. Selected Financial Data.
The following tables present our selected consolidated financial and operating data for the periods indicated. The summary consolidated statement of comprehensive loss data for the years ended December 31, 2015, 2014 and 2013 and the summary consolidated balance sheet data as of December 31, 2015 and 2014 have been derived from our audited consolidated financial statements included in this Annual Report on Form 10-K. The selected consolidated statement of comprehensive loss data for the years ended December 31, 2012 and 2011 and the selected consolidated balance sheet data as of December 31, 2013, 2012 and 2011 have been derived from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future. The summary financial information below should be read in conjunction with the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements and notes thereto, and other financial information included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except share and per share data)
Consolidated Statement of Comprehensive Loss Data:
Revenue	$164,459	$141,254	$111,594	$90,918	$77,975
Cost of goods sold	27,260	24,418	17,947	14,770	12,564
Gross profit	137,199	116,836	93,647	76,148	65,411
Operating expenses:
Research and development	11,753	12,323	9,380	10,751	9,040
Sales and marketing	109,141	87,506	67,676	51,846	42,270
General and administrative	38,774	27,720	18,915	14,825	11,121
Total operating expenses	159,668	127,549	95,971	77,422	62,431
Operating income (loss)	(22,469)	(10,713)	(2,324)	(1,274)	2,980
Total other income (expense), net	542	1,166	(23,940)	(7,248)	(3,480)
Loss before income taxes	(21,927)	(9,547)	(26,264)	(8,522)	(500)
Income tax benefit (expense)	6,074	(1,430)	(1,671)	(1,179)	(1,328)
Net loss	$(15,853)	$(10,977)	$(27,935)	$(9,701)	$(1,828)
Net loss per common share:
Basic and diluted	$(0.57)	$(0.43)	$(3.09)	$(2.10)	$(0.41)
Weighted average number of shares outstanding:
Basic and diluted	27,783,149	25,288,284	9,040,567	4,615,352	4,490,481

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Other Financial Data:
Depreciation and amortization	$6,250	$4,682	$4,024	$3,133	$2,387
Adjusted EBITDA(1)	(6,855)	(806)	2,969	2,154	5,551

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	115,084	73,883	56,678	19,135	5,599
Working capital	148,017	98,922	55,376	33,959	17,120
Total assets	226,639	161,809	127,993	81,591	57,890
Line of credit, net of discount	—	18,166	18,162	18,985	7,201
Long-term debt, net of discount and current portion	5,764	1,422	2,758	30,326	14,375
Total liabilities	37,357	54,108	50,316	77,222	45,060
Total redeemable convertible preferred stock	—	—	—	35,000	35,000
Total stockholders' equity (deficit)	189,282	107,701	77,677	(30,631)	(22,170)
__________

(1) See Management’s Discussion and Analysis in this Annual Report on Form 10-K for a definition of Adjusted EBITDA and reconciliation to net loss.
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
Our VerteBRIDGE and Mobi platform products are used in the fastest growing segments of the global spine implant market, including the lumbar fusion segment, the cervical fusion segment and the motion preservation segment. In August 2013, we received approval from the U.S. Food and Drug Administration, or FDA, for the Mobi-C cervical replacement device, the first and only cervical disc replacement device to receive FDA approval to treat both one-level and two-level cervical disc disease. We expect sales of Mobi-C in the U.S. to continue to account for a significant portion of our expected increase in total revenue. We expect that sales of Mobi-C in the U.S. will continue to increase our sales and marketing expenses as we increase our capability to handle the expected continued increase in demand for Mobi-C. In addition, we anticipate that sales of our VerteBRIDGE and Mobi products will continue to increase due to continued market penetration in key global markets.
Components of our Results of Operations
Revenue
We generate revenue from the sales of implants designed around our proprietary VerteBRIDGE fusion and Mobi non-fusion platform technologies. In addition, we market numerous traditional fusion implants so that combined we can offer to spine surgeons comprehensive spine surgical solutions. We sell our implants primarily to hospitals, for use by spine surgeons to treat spine disorders. We expect to increase revenue by establishing Mobi-C as a standard of care for cervical disc disease, leveraging our VerteBRIDGE platform and broadening our portfolio of products to further penetrate the fastest growing segments of the global spine implant market. We also expect to increase our revenue by expanding our geographic presence in the U.S. and other countries.
Cost of Goods Sold
We rely on third-party suppliers to manufacture our products. Our cost of goods sold primarily consist of costs of products purchased from our third-party suppliers, excess and obsolete inventory charges, royalties, shipping, inspection and related costs incurred in making our products available for sale or use. We expect our cost of goods sold to continue to increase in absolute dollars due primarily to increased sales volume. Cost of goods sold could vary as a percentage of revenue as a result of changes in third-party product costs, foreign exchange rates, freight charges, inventory reserve adjustments associated with timing of product launches and enhancements and royalties associated with the change in product mix.
Research and Development Expenses
Our research and development expenses primarily consist of engineering, product development, clinical and regulatory expenses, consulting services, outside prototyping services, outside research activities, materials, depreciation and other costs associated with development of our products. Research and development expenses also include related personnel and consultants’ compensation and stock-based compensation expense. We expense research and development costs as they are incurred. We expect research and development expense to continue to increase in absolute dollars as we develop new products to expand our product pipeline, add research and development personnel and undergo clinical activities, including clinical studies to gain additional regulatory clearances. The increase in expenses may be further impacted by fluctuations in foreign exchange rates as a majority of our research and development expenses are incurred in euros.
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
General and Administrative Expenses
General and administrative expenses primarily consist of salaries, benefits and other related costs, including stock-based compensation, for personnel employed in corporate management, finance, legal, compliance, administrative, information technology and human resource departments. General and administrative expenses include facility costs, bad debt expense and a 2.3% excise tax on the sale of medical devices in the U.S. In December 2015, legislation was passed which provides for a two-year moratorium on the medical device excise tax for 2016 and 2017. General and administrative expenses also include legal expenses related to the development and protection of our intellectual property portfolio. We expect our general and administrative expenses to continue to increase in absolute dollars as we hire additional personnel to support the growth of our business and continue to incur increased expenses as a result of being a public company.
Income Tax Benefit (Expense)
Our effective tax rate is based on income, statutory tax rates, and tax planning opportunities available to us in the various jurisdictions in which we operate, primarily in the U.S., France and Brazil. The composite income tax rate, tax provisions, deferred tax assets and deferred tax liabilities will vary according to the jurisdiction in which profits arise. Tax laws are complex and subject to different interpretations by management and the respective governmental taxing authorities, and require us to exercise judgment in determining our income tax provision, our deferred tax assets and liabilities and whether or not a valuation allowance should be recorded against our net deferred tax assets. Deferred tax assets and liabilities are determined using the enacted tax rates in effect for the years in which those tax assets are expected to be realized. A valuation allowance is established when it is more likely than not that the future realization of all or some of the deferred tax assets will not be achieved. On a quarterly basis, we assess the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. The amount of the deferred tax asset considered realizable could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence is determined to exist. Due to the objective negative evidence of lack of earning history in the U.S., we have established a full valuation allowance relating to substantially all of our net deferred tax assets in the U.S. as of December 31, 2015 and 2014. In assessing the deferred tax assets in France, there is no significant objective negative evidence that limits our ability to consider projections of future growth in determining that it is more likely than not that the tax benefit associated with the net operating loss of our French subsidiary will be realized.
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

Revenue Recognition
Our revenue is generated from sales to two types of customers: hospitals and stocking distributors. Sales to hospitals represented over 90% of our revenue in 2015. We utilize a network of direct sales representatives and independent sales agencies for sales in the U.S. and a combination of independent sales agencies and distributors for sales outside the U.S. We recognize revenue when persuasive evidence of an arrangement exists, product delivery has occurred, pricing is fixed or determinable and collection is reasonably assured. We generate a significant portion of our revenue from inventory maintained at hospitals or with our direct sales representatives or independent sales agencies. For these products, we recognize revenue at the time we are notified the product has been used or implanted and a valid purchase order has been received. For all other transactions, we recognize revenue when title to the goods and risk of loss transfer to customers, provided there are no remaining performance obligations that will affect the customer’s final acceptance of the sale. We generally recognize revenue from sales to distributors at the time the product is shipped to the distributor. Distributors, who sell the products to their customers, take title to the products and assume all risks of ownership at time of shipment. Our distributors are obligated to pay within specified terms regardless of when, if ever, they sell the products. Our policy is to classify shipping and handling costs billed to customers as revenue and the related expenses as cost of goods sold. In general, our customers do not have any rights of return or exchange.
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
Excess and Obsolete Inventory
We state inventories at the lower of cost or market. We determine cost on a weighted average basis. The majority of our inventory is finished goods, because we primarily utilize third-party suppliers to source our products. We evaluate the carrying value of our inventories in relation to the estimated forecast of product demand, which takes into consideration the estimated life cycle of product releases. A significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. When quantities on hand exceed estimated sales forecasts, we record a reserve for excess inventories, which results in a corresponding charge to cost of goods sold. Charges incurred for excess and obsolete inventory were $2.8 million, $1.2 million and $641,000 for the years ended December 31, 2015, 2014 and 2013, respectively.
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
If a quantitative analysis is performed, the fair values are estimated using an income and discounted cash flow approach. The impairment evaluation related to goodwill requires the use of considerable management judgment to determine discounted future cash flows, including estimates and assumptions regarding the amount and timing of cash flows, cost of capital and growth rates. Cash flow assumptions used in the assessment are estimated using assumptions in our annual operating plan as well as our five-year strategic plan. Our annual operating plan and strategic plan contain revenue assumptions that are derived from existing technologies as well as future revenues attributed to in-process technologies and the associated launch, growth and decline assumptions normal for the life cycle of those technologies. In addition, management considers relevant market information, peer company data and historical financial information. We also consider our historical operating losses in assessing the risk related to our future cash flow estimates and attempted to reflect that risk in the development of our weighted average cost of capital.
The process of evaluating the potential impairment related to our goodwill and indefinite-lived intangible assets is highly subjective and requires the application of significant judgment. If an event occurs that would cause us to revise our estimates and assumptions used in analyzing the value of our goodwill and other intangible assets with indefinite lives, the revision could result in a non-cash impairment charge that could have a material impact on our financial results. As of December 31, 2015, 2014 and 2013, we performed our annual review of goodwill and indefinite-lived intangible assets and concluded that no impairment existed for our reporting unit during any of the periods presented. No impairment charges have been required to date.
Intangible assets with finite useful lives are amortized over the period of estimated benefit using the straight-line method and estimated useful lives ranging from three to ten years. We evaluate identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Events or changes in circumstances that could result in an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, and significant negative industry or economic trends. Impairment is recognized when the asset is not recoverable and the carrying amount of an asset exceeds its fair value as calculated on a discounted cash flow basis. If an event occurs that would cause us to revise our estimates and assumptions used in analyzing the value of our finite-lived intangible assets, that revision could result in a non-cash impairment charge that could have a material impact on our financial results. As of December 31, 2015, 2014 and 2013, there were no indicators that our intangible assets with finite lives were impaired.
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
Our long-lived assets include instruments, which are handheld devices used by spine surgeons during surgical procedures to facilitate the implantation of our products. There are no contractual terms with respect to the usage of our instruments by our customers. Surgeons are under no contractual commitment to use our instruments. We maintain ownership of these instruments and, when requested, we allow the surgeons to use the instruments to facilitate implantation of our related products. We do not currently charge for the use of our instruments and there are no minimum purchase commitments of our products. As our surgical instrumentation is used numerous times over several years, often by many different customers, instruments are recognized as long-lived assets once they have been placed in service. Instruments, and instrument parts, that have not been placed in service are carried at cost, net of allowances for excess and obsolete instruments, and are included as surgical instruments within property and equipment, net on the consolidated balance sheets. Once placed in service, instruments are carried at cost, less accumulated depreciation. Depreciation is computed using the straight-line method based on the estimated useful lives. As instruments are used as tools to assist surgeons, depreciation of instruments is recognized as a sales and marketing expense. Instrument depreciation expense was $4.4 million, $3.1 million and $2.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.
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

We establish a valuation allowance to offset any deferred tax assets if, based upon available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. This evidence includes scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and results of recent operations. The assumptions about future taxable income require significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses.
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
Stock-Based Compensation
We apply the fair value recognition provisions of Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation-Stock Compensation, which we refer to as ASC 718. Determining the amount of stock-based compensation to be recorded requires us to develop estimates of the fair value of stock options as of their grant date. Stock-based compensation expense is recognized ratably over the requisite service period, which in most cases is the vesting period of the award. Calculating the fair value of stock-based awards requires that we make highly subjective assumptions. We use the Black-Scholes option pricing model to value our stock option awards. Use of this valuation methodology requires that we make assumptions as to the volatility of our common stock, the expected term of our stock options, the risk free rate of return for a period that approximates the expected term of our stock options and our expected dividend yield. Because we are a newly public company with a limited operating history, we average the historical stock price volatility of our common stock as well as a representative group of public companies to estimate expected stock price volatility. We selected companies from the medical device industry, specifically those who are focused on the design, development and commercialization of products for the treatment of spine disorders, and who have similar characteristics to us, such as stage of life cycle and size. We intend to continue to utilize the historical volatility of the same or similar public companies to estimate expected volatility until a sufficient amount of historical information regarding the price of our publicly traded stock becomes available. We use the simplified method as prescribed by the Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share-based Payment, to calculate the expected term of stock option grants to employees as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term of stock options granted to employees. We utilize a dividend yield of zero because we have never paid cash dividends and have no current intention to pay cash dividends. The risk-free rate of return used for each grant is based on the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life. We estimated the fair value of options granted using a Black-Scholes option pricing model with the following assumptions:

	Years Ended December 31,
	2015	2014	2013
Expected dividend yield	—%	—%	—%
Volatility	43.34	48.41	52.02
Risk-free rate of return	1.74	1.92	1.70
Expected life	6 years	6 years	6 years
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
Stock-based compensation expense related to employee stock options, restricted stock units, performance-based restricted stock units and ESPP awards totaled $9.4 million, $5.2 million and $1.3 million for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, we had $17.0 million of total unrecognized stock-based compensation expense, which we expect to recognize over a weighted-average remaining vesting period of approximately three years.
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

Results of Operations
The following table sets forth, for the periods indicated, our unaudited results of operations and our unaudited results of operations as a percentage of revenue:

	Years Ended December 31,
	2015		2014		2013
	(in thousands, except percentages)
Revenue	$164,459	100%	$141,254	100%	$111,594	100%
Cost of goods sold	27,260	17	24,418	17	17,947	16
Gross profit	137,199	83	116,836	83	93,647	84
Operating expenses:
Research and development	11,753	7	12,323	9	9,380	8
Sales and marketing	109,141	66	87,506	62	67,676	61
General and administrative	38,774	24	27,720	20	18,915	17
Total operating expenses	159,668	97	127,549	90	95,971	86
Operating loss	(22,469)	(14)	(10,713)	(8)	(2,324)	(2)
Total other income (expense), net	542	—	1,166	1	(23,940)	(21)
Loss before income taxes	(21,927)	(13)	(9,547)	(7)	(26,264)	(24)
Income tax benefit (expense)	6,074	4	(1,430)	(1)	(1,671)	(1)
Net loss	$(15,853)	(10)%	$(10,977)	(8)%	$(27,935)	(25)%
Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014
Revenue
The following table sets forth, for the periods indicated, our revenue by product category and geography expressed as dollar amounts and the changes in revenue between the specified periods expressed in dollar amounts in thousands and as percentages:

	Years Ended December 31,		Change 2015/2014
	2015	2014	$	%
Exclusive technology products	$152,433	$125,013	$27,420	22%
Traditional fusion products	12,026	16,241	(4,215)	(26)
Total revenue	$164,459	$141,254	$23,205	16%

	Years Ended December 31,		Change 2015/2014
	2015	2014	$	%
United States	$133,843	$109,597	$24,246	22%
International	30,616	31,657	(1,041)	(3)
Total revenue	$164,459	$141,254	$23,205	16%
The increase in total revenue in the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily driven by an increase in revenue from our exclusive technology products in the U.S. and increased penetration in existing markets through the expansion of our network of independent sales agencies and direct sales representatives. Revenue growth from our exclusive technology products was driven by a 32% increase in revenue from our exclusive cervical products, offset by a 1% decrease in revenue from our exclusive lumbar products. Sales of our exclusive cervical and lumbar products represented 75% and 25% of total exclusive technology revenue, respectively, for the year ended December 31, 2015.
International revenue decreased as a result of unfavorable impact of changes in foreign currency rates, offset by increased market penetration and expansion of our product portfolio in existing territories.

Cost of Goods Sold
Cost of goods sold was $27.3 million in the year ended December 31, 2015 compared to $24.4 million in the year ended December 31, 2014, an increase of $2.8 million or 12%. The increase was primarily due to an increase in product costs, royalties and freight charges associated with the increase in sales volume and mix. Cost of goods sold as a percentage of revenue did not significantly change.
Research and Development Expenses
Research and development expenses were $11.8 million in the year ended December 31, 2015 compared to $12.3 million in the year ended December 31, 2014, a decrease of $570,000 or 5%. The decrease was primarily due to a $253,000 decrease in stock-based compensation expense, a $197,000 decrease associated with salaries and benefits and a $100,000 decrease in fees and expenses associated with product testing and clinical trials. Excluding foreign exchange impacts, our research and development expenses increased. However, as the majority of our research and development expenses are incurred in euros and due to fluctuations in foreign exchange rates, the expenses as reported in U.S. dollars decreased.
Sales and Marketing Expenses
Sales and marketing expenses were $109.1 million in the year ended December 31, 2015 compared to $87.5 million in the year ended December 31, 2014, an increase of $21.6 million or 25%. The increase was primarily due to a $15.3 million increase in compensation costs associated with our investments in our sales organization, including hiring of additional direct sales personnel and commissions as a result of the increase in sales volume, a $3.7 million increase in expenses associated with medical training workshops and product promotion, a $2.3 million increase in depreciation expense and other expenses associated with our instrument sets and cases and a $245,000 increase in stock-based compensation expense.
General and Administrative Expenses
General and administrative expenses were $38.8 million in the year ended December 31, 2015 compared to $27.7 million in the year ended December 31, 2014, an increase of $11.1 million or 40%. The increase was primarily due to a $4.3 million increase in employee salaries and benefits associated with the increase in general and administrative personnel, a $4.1 million increase in stock-based compensation expense, an additional $1.5 million in professional fees associated with general corporate initiatives, an $1.2 million increase in bad debt expense and bank fees, a $197,000 increase in liability insurance and a $162,000 increase in software license fees. These increases were offset by a $542,000 decrease in property and local taxes.
Total Other Income (Expense), net
Total other income (expense), net of $542,000 in the year ended December 31, 2015 primarily consisted of $1.0 million gain due to the effect of changes in foreign exchange rates on payables and receivables held in currencies other than their functional (local) currency, offset by $515,000 in interest expense associated with our long-term debt.
Total other income (expense), net of $1.2 million in the year ended December 31, 2014 primarily consisted of $2.2 million gain due to the effect of changes in foreign exchange rates on payables and receivables held in currencies other than their functional (local) currency, offset by $878,000 in interest expense associated with our long-term debt.
Income Tax Benefit (Expense)
Income tax benefit was $6.1 million in the year ended December 31, 2015 compared to expense of $1.4 million in the year ended December 31, 2014. Our effective tax rate calculated as a percentage of loss before income taxes was 27.7% for the year ended December 31, 2015 and (15.0)% for the year ended December 31, 2014. The change in the effective tax rate was a result of the recognition of deferred foreign tax benefit related to intercompany sales and resulting net operating loss carryforwards generated in France in 2015 while we remain in a full valuation allowance position for net operating losses generated in the U.S. On a quarterly basis, we assess the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. The amount of the deferred tax asset considered realizable could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence is determined to exist.

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
The increase in total revenue in the year ended December 31, 2014 compared to the year ended December 31, 2013 was primarily driven by an increase in revenue from our exclusive technology products in the U.S., including sales of our Mobi-C product, which was launched in the U.S. in August 2013, and increased penetration in existing markets through the expansion of our network of independent sales agencies and direct sales representatives. Revenue growth from our exclusive technology products was driven by a 48% increase in revenue from our exclusive cervical products and by a 13% increase in revenue from our exclusive lumbar products. Sales of our exclusive cervical and lumbar products represented 70% and 30% of total exclusive technology revenue, respectively, for the year ended December 31, 2014.
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
Income Tax Expense
Income tax expense was $1.4 million in the year ended December 31, 2014 compared to $1.7 million in the year ended December 31, 2013. Our effective tax rate calculated as a percentage of income before income taxes was (15.0)% for the year ended December 31, 2014 and (6.4)% for the year ended December 31, 2013. The change in the effective tax rate was a result of the increase in foreign tax expense while we remained in a full valuation allowance position for net operating losses generated in the U.S.
Non-GAAP Financial Measures
We define Adjusted EBITDA as net loss, plus interest (income) expense, net, income tax (benefit) expense and depreciation and amortization. We present Adjusted EBITDA because we believe it is a useful indicator of our operating performance. Our management uses Adjusted EBITDA principally as a measure of our operating performance and believes that Adjusted EBITDA is useful to our investors because it is frequently used by securities analysts, investors and other interested parties in their evaluation of the operating performance of companies in industries similar to ours. Our management also uses Adjusted EBITDA for planning purposes, including the preparation of our annual operating budget and financial projections.
Adjusted EBITDA should not be considered in isolation or as a substitute for a measure of our liquidity or operating performance prepared in accordance with U.S. generally accepted accounting principles, or GAAP, and is not indicative of net loss from operations as determined under GAAP. Adjusted EBITDA and other non-GAAP financial measures have limitations that should be considered before using these measures to evaluate our liquidity or financial performance. Adjusted EBITDA does not include certain expenses that may be necessary to review our operating results and liquidity requirements. Our definition and calculation of Adjusted EBITDA may differ from that or other companies.
The following table presents a reconciliation of net loss to Adjusted EBITDA for the periods presented:

	Years Ended December 31,
	2015	2014	2013
Net loss	$(15,853)	$(10,977)	$(27,935)
Interest income (expense), net	470	871	10,163
Income tax (benefit) expense	(6,074)	1,430	1,671
Depreciation and amortization	6,250	4,682	4,024
EBITDA	(15,207)	(3,994)	(12,077)
Stock-based compensation expense	9,364	5,225	1,269
Other (income) expense, net	(1,012)	(2,037)	771
Beneficial conversion of promissory notes	—	—	7,413
Change in fair value of common stock warrants	$—	$—	$5,593
Adjusted EBITDA	$(6,855)	$(806)	$2,969

Liquidity and Capital Resources
Since our inception in 2000, we have incurred significant losses, and as of December 31, 2015, we had an accumulated deficit of $110.6 million. We have not yet achieved profitability, and anticipate that we will continue to incur losses in the near term. We expect that research and development, sales and marketing and general and administrative expenses will continue to grow, and, as a result, we will need to generate significant revenues to achieve profitability. To date, we have funded our operations primarily with proceeds from our offerings of common stock, the sale of preferred stock, various credit facilities, a convertible debt issuance and cash flow from operations. As of December 31, 2015, we had outstanding indebtedness of $5.8 million, working capital of $148.0 million and cash and cash equivalents of $115.1 million, including $668,000 of cash and cash equivalents held by our non-U.S. subsidiaries. If these funds are repatriated to the U.S. or used for U.S. operations, they may be subject to U.S. tax.
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
Follow-On Public Offerings
In May 2014 and June 2014, we completed our first follow-on public offering which generated net proceeds of approximately $34.0 million, after deducting underwriting discounts and expenses of approximately $2.6 million.
In August 2015, we completed our second follow-on public offering which generated net proceeds of approximately $86.9 million, after deducting underwriting discounts and expenses of approximately $5.1 million.
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
The following table summarizes, for the periods indicated, cash flows from operating, investing and financing activities (in thousands):

	Years Ended December 31,
	2015	2014	2013
Net cash used in operating activities	$(19,999)	$(9,421)	$(5,976)
Net cash used in investing activities	(11,145)	(11,836)	(4,483)
Net cash provided by financing activities	72,704	38,875	47,771
Effect of exchange rate on cash	(359)	(413)	231
Net change in cash and cash equivalents	$41,201	$17,205	$37,543

Cash Used in Operating Activities
Net cash used in operating activities was $20.0 million in the year ended December 31, 2015, compared to $9.4 million in the year ended December 31, 2014, an increase of $10.6 million. The increase in net cash used in operating activities was primarily attributable to a $4.9 million increase in net loss, the elimination of the requirement to maintain a $2.0 million balance in restricted cash under our Comerica loan agreement in 2014 and the added requirement of maintaining a $1.0 million balance in restricted cash under Spine’s second amended lease agreement in 2015, a $3.3 million decrease in the change in prepaid expenses and other current assets and a $124,000 decrease in the change in accounts payable and accrued expenses. These increases were partially offset by the $939,000 increase in the change in inventory and a $285,000 net increase in non-cash charges, which included included stock-based compensation and unrealized foreign currency gains.
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
Cash Used in Investing Activities
Net cash used in investing activities was $11.1 million in the year ended December 31, 2015 compared to $11.8 million in the year ended December 31, 2014, a decrease of $691,000. The decrease in net cash used in investing activities was primarily attributable to a $4.1 million decrease in cash paid for the purchase of instruments and cases offset by a $3.5 million increase in long-term investments and intangible assets acquired during the year ended December 31, 2015.
Net cash used in investing activities was $11.8 million in the year ended December 31, 2014 compared to $4.5 million in the year ended December 31, 2013, an increase of $7.4 million. The increase in net cash used in investing activities was primarily attributable to a $7.5 million increase in cash paid for the purchase of instruments and cases during the year ended December 31, 2014.
Cash Provided by Financing Activities
Net cash provided by financing activities was $72.7 million in the year ended December 31, 2015 compared to $38.9 million used in the year ended December 31, 2014, an increase of $33.8 million. The increase was primarily attributable to the $55.4 million increase in our proceeds from the follow-on public offering in 2015 compared to the follow-on public offering in 2014 and the increased proceeds from the exercise of stock options of $667,000 in 2015 compared to 2014. This increase in cash proceeds was partially offset by the $18.2 million payment on the Company’s line of credit, the $2.5 million increase in stock offering costs, the $1.0 million decrease in net payments on short-term financings and long-term debt and the $649,000 decrease in contributions by employees for the Employee Stock Purchase Plan.
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

Contractual Obligations and Commitments
The following table summarizes our outstanding contractual obligations as of December 31, 2015:

		Payments Due by Period
	Total	Less than 1 year	1-3 Years	4-5 Years	After 5 Years
Long term debt obligations (1)	$5,764	$5,087	$601	$76	$—
Operating lease obligations (2)	51,786	5,930	10,876	10,402	24,578
Purchase obligations (3)	63,513	15,389	25,923	22,201	—
Other commitments (4)	960	290	620	50	—
__________

(1)	Long-term debt obligations consisted of outstanding principal and exclude scheduled interest payments of $96 as follows: $48 in less than 1 year, $44 in 1-3 years and $4 in 4-5 years.

(2)
Assumes completion of the new headquarters in Troyes, France and subsequent termination of the existing lease in the second quarter 2016. Also assumes rent payments with respect to additional square footage under the new Austin, Texas lease amendment starting in the first quarter of 2016.

(3)	Reflects minimum annual volume commitments to purchase inventory under certain of our supplier contracts.

(4)	Includes other long-term liabilities reflected on our Consolidated Balance Sheet under GAAP.
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
Recent Issued Accounting Pronouncements
In November 2015, Financial Accounting Standards Board, or FASB, issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (ASU 2015-17), which simplifies the presentation of deferred taxes on the balance sheet by requiring that all deferred taxes and liabilities, along with any related valuation allowance, be classified as noncurrent deferred tax asset or liability. The guidance does not change the existing requirement that only permits offsetting within a jurisdiction. We adopted ASU 2015-17 prospectively beginning in 2015, therefore prior periods were not adjusted.
In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory (ASU 2015-11), which simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. ASU 2015-11 will be effective for us on January 1, 2017. We do not expect the adoption of ASU 2015-11 will have a material impact on our consolidated financial statements.
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
Foreign Exchange Risk
We operate in countries other than the U.S., and, therefore, we are exposed to foreign currency risks. Revenue from sales outside of the U.S. represented approximately 19% of our total revenue in the year ended December 31, 2015. We bill most direct sales outside of the U.S. in local currencies, which are comprised of the Euro and the Brazilian Real. Operating expenses related to these sales are largely denominated in the same respective currency, thereby limiting our transaction risk exposure. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not significant. Additionally, we have intercompany foreign transactions between our subsidiaries, which are denominated in currencies other than their functional currency. Fluctuations from the beginning to the end of any given reporting period result in the remeasurement of our intercompany foreign transactions generating transaction gains or losses in the respective period and are reported in total other income (expense), net in our consolidated financial statements. The monetary assets and liabilities of our foreign subsidiaries denominated in other currencies are translated into U.S. dollars at each balance sheet date resulting in a foreign currency translation adjustment reflected in accumulated other comprehensive loss. We recorded foreign currency translation gains of $3.2 million in the year ended December 31, 2015. We do not currently hedge our exposure to foreign currency exchange rate fluctuations; however, we may choose to hedge our exposure in the future.
Item 8.     Financial Statements and Supplementary Data.
The information required by this item is incorporated by reference to the Consolidated Financial Statements set forth on pages F-1 through F-28 hereof.
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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that our degree of compliance with the policies or procedures may deteriorate.
Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015.
Our independent registered public accounting firm, which has audited our consolidated financial statements, has also audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, as stated in their report, which is included in Item 15(a)(1) of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the year ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

LDR HOLDING CORPORATION

Dated:	February 22, 2016	By:	/s/ Christophe Lavigne
Christophe Lavigne
President and Chief Executive Officer
(Principal Executive Officer)
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Christophe Lavigne, Robert McNamara and Scott Way, and each of them, any of whom may act without the joinder of the others, as his or her true and lawful attorneys-in-fact and agents with full power of substitution and re-substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christophe Lavigne	President, Chief Executive Officer and Chairman of the Board	February 22, 2016
Christophe Lavigne	(Principal Executive Officer)

/s/ Robert McNamara	Executive Vice President, Chief Financial Officer	February 22, 2016
Robert McNamara	(Principal Financial Officer)

/s/ Denise Cruz	Controller	February 22, 2016
Denise Cruz	(Principal Accounting Officer)

/s/ Joseph Aragona	Director	February 22, 2016
Joseph Aragona

/s/ William W. Burke	Director	February 22, 2016
William W. Burke

/s/ Kevin M. Lalande	Director	February 22, 2016
Kevin M. Lalande

/s/ Alan W. Milinazzo	Director	February 22, 2016
Alan W. Milinazzo

/s/ Stefan Widensohler	Director	February 22, 2016
Stefan Widensohler

LDR HOLDING CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
LDR Holding Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of LDR Holding Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LDR Holding Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), LDR Holding Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 22, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Austin, Texas
February 22, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
LDR Holding Corporation and Subsidiaries:

We have audited LDR Holding Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). LDR Holding Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, LDR Holding Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LDR Holding Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2015, and accompanying financial statement schedule II and our report dated February 22, 2016 expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.

/s/ KPMG LLP
Austin, Texas
February 22, 2016

LDR HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$115,084	$73,883
Accounts receivable, net	29,412	26,484
Inventory, net	29,721	24,996
Other current assets	7,924	4,864
Prepaid expenses	1,886	1,419
Deferred tax asset, current	—	296
Total current assets	184,027	131,942
Property and equipment, net	20,653	19,025
Goodwill	6,621	6,621
Intangible assets, net	4,028	3,858
Long-term investments	2,738	—
Restricted cash	1,000	—
Deferred tax assets	7,043	192
Other assets	529	171
Total assets	$226,639	$161,809
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,428	$8,302
Accrued expenses	19,495	19,366
Short-term financing	4,486	4,343
Current portion of long-term debt	601	1,009
Total current liabilities	36,010	33,020
Line of credit, net of discount	—	18,166
Long-term debt, net of discount and current portion	677	1,422
Deferred tax liabilities	—	740
Other long-term liabilities	670	760
Total liabilities	37,357	54,108
Commitments and contingencies
Stockholders’ equity:
Common stock; $0.001 par value; 107,000,000 shares authorized at December 31, 2015 and 2014; 29,148,544 shares issued and 29,148,195 shares outstanding at December 31, 2015; 26,457,516 shares issued and 26,457,167 shares outstanding at December 31, 2014	29	27
Treasury stock at cost	(8)	(8)
Additional paid-in capital	306,509	205,920
Accumulated other comprehensive loss	(6,657)	(3,500)
Accumulated deficit	(110,591)	(94,738)
Total stockholders’ equity	189,282	107,701
Total liabilities and stockholders’ equity	$226,639	$161,809
See accompanying notes to consolidated financial statements.

LDR HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2015	2014	2013
Revenue	$164,459	$141,254	$111,594
Cost of goods sold	27,260	24,418	17,947
Gross profit	137,199	116,836	93,647
Operating expenses:
Research and development	11,753	12,323	9,380
Sales and marketing	109,141	87,506	67,676
General and administrative	38,774	27,720	18,915
Total operating expenses	159,668	127,549	95,971
Operating loss	(22,469)	(10,713)	(2,324)
Other operating income (expense):
Other income (expense)	1,012	2,037	(771)
Interest income	61	27	10
Interest expense	(515)	(878)	(3,273)
Accretion related to warrants and discounts on long-term debt	(16)	(20)	(6,900)
Expense related to beneficial conversion of promissory notes	—	—	(7,413)
Change in fair value of common stock warrants	—	—	(5,593)
Total other income (expense), net	542	1,166	(23,940)
Loss before income taxes	(21,927)	(9,547)	(26,264)
Income tax benefit (expense)	6,074	(1,430)	(1,671)
Net loss	(15,853)	(10,977)	(27,935)
Other comprehensive loss:
Foreign currency translation	(3,157)	(3,698)	655
Comprehensive loss	$(19,010)	$(14,675)	$(27,280)
Net loss per common share:
Basic and diluted	$(0.57)	$(0.43)	$(3.09)
Weighted average number of shares outstanding:
Basic and diluted	27,783,149	25,288,284	9,040,567
See accompanying notes to consolidated financial statements.

LDR HOLDING CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (in thousands, except share data)

	Series A-1 Preferred Stock		Series A-2 Preferred Stock		Series B Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Amount
Balance at December 31, 2012	11,120,119	11	18,097,848	18	14,838,368	15	4,642,143	5	—	—	25,603	(457)	(55,826)	(30,631)
Issuance of common stock in a public offering	—	—	—	—	—	—	5,750,000	6	—	—	86,244	—	—	86,250
Underwriting discount and common stock issuance costs	—	—	—	—	—	—	—	—	—	—	(8,744)	—	—	(8,744)
Conversion of preferred stock to common stock in connection with the initial public offering	(11,120,119)	(11)	(18,097,848)	(18)	(14,838,368)	(15)	10,977,667	11	—	—	35,033	—	—	35,000
Dividends on Series C Preferred Stock	—	—	—	—	—	—	—	—	—	—	(17,143)	—	—	(17,143)
Conversion of convertible notes	—	—	—	—	—	—	1,929,309	2	—	—	28,955	—	—	28,957
Reclassification of warrant liability to equity	—	—	—	—	—	—	—	—	—	—	9,760	—	—	9,760
Exercise of preferred stock warrant	—	—	—	—	—	—	10,889	—	—	—	—	—	—	—
Exercise of common stock warrant	—	—	—	—	—	—	650,669	—	—	—	4	—	—	4
Exercise of common stock options	—	—	—	—	—	—	115,990	—	—	—	235	—	—	235
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	1,269	—	—	1,269
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(27,935)	(27,935)
Currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	655	—	655
Balance at December 31, 2013	—	—	—	—	—	—	24,076,667	24	—	—	161,216	198	(83,761)	77,677

LDR HOLDING CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) - (Continued) (in thousands, except share data)

	Series A-1 Preferred Stock		Series A-2 Preferred Stock		Series B Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Amount
Issuance of common stock in a public offering	—	—	—	—	—	—	1,495,000	2	—	—	36,626	—	—	36,628
Underwriting discount and common stock issuance costs	—	—	—	—	—	—	—	—	—	—	(2,634)	—	—	(2,634)
Exercise of common stock options	—	—	—	—	—	—	652,605	1	—	—	2,362	—	—	2,363
Issuance of common stock under employee stock purchase plan	—	—	—	—	—	—	233,244	—	—	—	3,125	—	—	3,125
Purchase of treasury stock							—	—	349	(8)	—	—	—	(8)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	5,225	—	—	5,225
Currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	(3,698)	—	(3,698)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(10,977)	(10,977)
Balance at December 31, 2014	—	$—	—	$—	—	$—	26,457,516	$27	349	$(8)	$205,920	$(3,500)	$(94,738)	$107,701
Issuance of common stock in a public offering	—	—	—	—	—	—	2,300,000	2	—	—	91,998	—	—	92,000
Underwriting discount and common stock issuance costs	—	—	—	—	—	—	—	—	—	—	(5,129)	—	—	(5,129)
Exercise of common stock options	—	—	—	—	—	—	307,783	—	—	—	3,030	—	—	3,030
Issuance of common stock under employee stock purchase plan	—	—	—	—	—	—	63,108	—	—	—	1,564	—	—	1,564

LDR HOLDING CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) - (Continued) (in thousands, except share data)

	Series A-1 Preferred Stock		Series A-2 Preferred Stock		Series B Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Amount
Issuance of restricted stock units, net of shares withheld for taxes	—	—	—	—	—	—	20,137	—	—	—	(238)	—	—	(238)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	9,364	—	—	9,364
Currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	(3,157)	—	(3,157)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(15,853)	(15,853)
Balance at December 31, 2015	—	$—	—	$—	—	$—	29,148,544	$29	349	$(8)	$306,509	$(6,657)	$(110,591)	$189,282
See accompanying notes to consolidated financial statements.

LDR HOLDING CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Years Ended December 31,
	2015	2014	2013
Operating activities:
Net loss	$(15,853)	(10,977)	$(27,935)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	1,510	603	517
Provision for excess and obsolete inventories	2,846	1,173	641
Depreciation and amortization	6,250	4,682	4,024
Stock-based compensation	9,364	5,225	1,269
Accretion related to warrants and discounts on long-term debt	16	20	6,900
Change in fair value of common stock warrants	—	—	5,593
Beneficial conversion related to promissory notes	—	—	7,413
Deferred income tax (benefit) expense	(7,425)	278	37
Loss on disposal of assets	141	246	57
Unrealized foreign currency (gain) loss	(1,149)	(389)	713
Changes in operating assets and liabilities:
Restricted cash	(1,000)	2,000	—
Accounts receivable	(5,246)	(5,557)	(6,313)
Prepaid expenses and other current assets	(3,812)	(474)	(2,141)
Inventory	(9,120)	(10,059)	(1,231)
Other assets	(370)	(15)	215
Accounts payable	2,852	1,008	(190)
Accrued expenses	847	2,815	4,505
Other long-term liabilities	150	—	(50)
Net cash used in operating activities	(19,999)	(9,421)	(5,976)
Investing activities:
Purchase of long-term investment	(2,730)	—	—
Proceeds from sale of property and equipment	74	19	54
Purchase of intangible assets	(1,400)	(626)	(780)
Purchase of property and equipment	(7,089)	(11,229)	(3,757)
Net cash used in investing activities	(11,145)	(11,836)	(4,483)

LDR HOLDING CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued) (in thousands)

	Years Ended December 31,
	2015	2014	2013
Financing activities:
Proceeds from issuance of common stock	92,000	36,628	86,250
Stock issuance costs	(5,129)	(2,634)	(8,744)
Exercise of stock options	3,030	2,363	235
Proceeds from Employee Stock Purchase Plan	120	95	976
Proceeds from issuance of common stock under Employee Stock Purchase Plan	1,474	2,148	—
Purchase of treasury stock	—	(8)	—
Payments on capital leases	(15)	(42)	(22)
Net proceeds on short-term financings	301	2,035	759
Proceeds from line of credit	—	—	376
Payments on line of credit	(18,166)	—	(1,209)
Proceeds from long-term debt	96	—	—
Payments on long-term debt	(1,007)	(1,710)	(13,711)
Dividends on preferred stock	—	—	(17,143)
Proceeds from exercise of common stock warrants	—	—	4
Net cash provided by financing activities	72,704	38,875	47,771
Effect of exchange rate on cash	(359)	(413)	231
Net change in cash and cash equivalents	41,201	17,205	37,543
Cash and cash equivalents, beginning of period	73,883	56,678	19,135
Cash and cash equivalents, end of period	$115,084	$73,883	$56,678
Supplemental disclosure of interest and income taxes paid
Cash paid for interest	$578	$953	$2,234
Cash paid for taxes	3,026	974	1,599
Supplemental disclosure of non-cash investing and financing activities
Increase (decrease) in property and equipment in accounts payable	$(1,072)	$(396)	$206
Capital lease related to purchase of fixed assets	—	50	—
Reclass warrants to equity	—	—	(9,760)
Conversion of notes and accrued interest to common stock	—	—	14,470
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
In August 2015, the Company completed its follow-on public offering in which the Company sold 2,300,000 shares of common stock, including 300,000 shares sold to underwriters pursuant to the exercise of their over-allotment option to purchase additional shares, at a price of $40.00 per share, before underwriting discounts and expenses. The follow-on public offering generated net proceeds of approximately $86.9 million, after deducting underwriting discounts and expenses of approximately $5.1 million.
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

(c) Foreign Currency Translation and Other Comprehensive Loss
The functional currency of the Company’s foreign subsidiaries is as follows: Médical is the euro and LDR Brazil is the real. Both companies translate monetary assets and liabilities denominated in other currencies into U.S. dollars at exchange rates in effect at each balance sheet date. Revenues and expenses are translated at the average of the exchange rates in effect during the period, and nonmonetary items are translated at historical rates. The resulting translation adjustments are included in other comprehensive loss. The accumulated foreign currency translation adjustments are reflected as accumulated other comprehensive loss, a component of stockholders’ equity (deficit). Gains and losses arising from intercompany foreign transactions are included in other income (expense) on the consolidated statements of comprehensive loss. The Company recognized foreign exchange gains in other income (expense) of approximately $1.0 million and $2.2 million for the years ended December 31, 2015 and 2014, respectively, and foreign exchange losses of approximately $764,000 for the year ended December 31, 2013.
(d) Cash and Cash Equivalents
The Company considers all highly liquid investments with a remaining maturity of three months or less at date of purchase to be cash equivalents.
(e) Restricted Cash
The Company’s restricted cash at December 31, 2015 pertains to a standby letter of credit under Spine’s Second Amendment to Lease Agreement (note 15).
(f) Accounts Receivable
The Company generally extends credit to customers without requiring collateral; however in certain situations, customers may be required to provide prepayment or a letter of credit. Accounts receivable are carried at cost less an allowance for doubtful accounts. On a regular basis, the Company evaluates accounts receivable and estimates an allowance for doubtful accounts, as needed, based on various factors, such as customers’ current credit conditions and history of payment, length of time past due, and the general economy as a whole. Receivables are written off against the allowance when they are deemed uncollectible. Management has recorded an allowance for doubtful accounts of $2.2 million and $1.4 million as of December 31, 2015 and 2014, respectively.
(g) Inventory
Inventory is carried at the lower of cost or market using the weighted average method, net of an allowance for excess and obsolete inventory. The components of inventory, net of allowance, as of December 31, 2015 and 2014 are as follows (in thousands):

	December 31,
	2015	2014
Finished goods	$26,351	$21,337
Work in process	3,072	3,356
Raw materials	298	303
Total	$29,721	$24,996
As of December 31, 2015 and 2014, inventory held by hospitals and sales agents on behalf of the Company was $9.8 million and $7.1 million, respectively.
The Company reviews the components of its inventory on a periodic basis for excess, obsolete or impaired inventory and records a reserve for items identified. The Company recorded an allowance for excess and obsolete inventory of $6.6 million and $4.3 million as of December 31, 2015 and 2014, respectively.
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
The Company first assesses qualitative factors before performing a quantitative assessment of the fair value of a reporting unit. If it is determined on the basis of qualitative factors that the fair value of the reporting unit is more-likely than-not less than the carrying amount, the existing quantitative impairment test is performed. The Company did not record an impairment of the Company’s goodwill for any of the periods presented.
Definite lived intangible assets consists of patents and software licenses. The Company capitalizes third party legal fees and application costs related to its internally developed patents. Legal costs incurred in the defense of the Company’s patents are expensed as incurred.
Definite lived intangibles are amortized over their estimated useful lives: ten years for patents and three years for software licenses. Patents and software licenses are amortized on a straight-line basis and are stated net of accumulated amortization. The Company did not record an impairment of the Company’s definite lived intangible assets for any of the periods presented.
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
(k) Long-Term Investments
The Company’s long-term investment consisted of a cost-method equity investment. The Company has invested in the preferred shares of a privately-held, development-stage additive manufacturing company. The Company owns less than 10% of the voting stock in this entity and does not have the ability to exercise significant influence over it. The carrying value of this entity is reviewed each reporting period for events or changes in circumstances that indicate an impairment of the Company’s investment. Impairment indicators include adverse regulatory actions and changes in the investee’s competitive positions or difficulty in raising funds. If impairment is indicated, the Company determines the fair value of the investment and, if below cost, the Company determines if the loss is temporary or other-than-temporary. Temporary loss is not recognized in the consolidated statement of income and other-than-temporary loss is recognized in other income (expense) in the consolidated statements of comprehensive loss. Impairment adjustments are subject to a high degree of management judgment, as these investments do not have quoted market prices.
(l) Fair Value of Financial Instruments
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

As of December 31, 2015 and 2014, the fair value of the Company’s long-term debt, short-term financing and borrowings under its revolving credit agreement were categorized as Level 2 in the fair value hierarchy and approximated their carrying value due to the relatively recent issuances and short maturities and based on prevailing market rates for borrowings with similar ratings and maturities. The carrying amounts of the Company’s financial instruments, which primarily include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximate their fair values due to their short maturities.
(m) Revenue Recognition
Revenue is recognized when evidence of an arrangement exists, fees are fixed or determinable, collection of the fees is reasonably assured, and delivery or customer acceptance of the product has occurred and no other significant obligations remain. Further, for direct markets (U.S., France, Germany Belgium and Brazil), the Company recognizes revenue on its products when the spinal implant is used in surgery and a valid purchase order has been received. The Company generally recognizes revenue from sales to distributors at the time the product is shipped to the distributor. Distributors, who sell the products to their customers, take title to the products and assume all risks of ownership at the time of shipment. Distributors are obligated to pay within specified terms regardless of when, if ever, they sell the products. In general, the Company’s customers do not have any rights of return or exchange. The Company accounts for taxes collected from customers and remitted to governmental authorities on a net basis. Accordingly, such amounts are excluded from revenue.
(n) Shipping and Handling
Amounts billed to customers related to shipping and handling are included in revenues. Shipping and handling costs are included in cost of goods sold when related to revenue producing activities.
(o) Advertising Costs
The Company expenses advertising costs as incurred. The Company incurred approximately $447,000, $337,000 and $268,000 in advertising costs during the years ended December 31, 2015, 2014 and 2013, respectively.
(p) Research and Development
The Company expenses research and development costs as incurred.
(q) Medical Device Excise Tax
Effective as of January 1, 2013, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, imposed a medical device excise tax (MDET) of 2.3% on any entity that manufactures or imports certain medical devices offered for sale in the U.S. The Company accounts for the MDET as a component of operating expense and recognized approximately $1.2 million, $939,000 and $729,000 during the years ended December 31, 2015, 2014 and 2013, respectively. In December 2015, legislation was passed which provides for a two-year moratorium on the medical device excise tax for 2016 and 2017.
(r) Stock-Based Compensation
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
(s) Net Loss Per Share
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

(t) Income Taxes
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
(u) Interest Expense
The Company amortizes discounts associated with long-term debt obligations using the effective interest rate method.
3. Recent Accounting Pronouncements
In November 2015, Financial Accounting Standards Board, or FASB, issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (ASU 2015-17), which simplifies the presentation of deferred taxes on the balance sheet by requiring that all deferred taxes and liabilities, along with any related valuation allowance, be classified as noncurrent deferred tax asset or liability. The guidance does not change the existing requirement that only permits offsetting within a jurisdiction. The Company adopted ASU 2015-17 prospectively beginning in 2015, therefore prior periods were not adjusted.
In July 2015, the FASB, issued ASU No. 2015-11, Simplifying the Measurement of Inventory (ASU 2015-11), which simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. ASU 2015-11 will be effective for the Company on January 1, 2017. The Company does not expect the adoption of ASU 2015-11 will have a material impact on its consolidated financial statements.
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
The Company believes that the concentration of credit risk in its accounts receivable is substantially mitigated by the Company’s evaluation process, relatively short collection terms and the creditworthiness of its customers. The Company evaluates the status of each of its customers, but generally requires no collateral. During the years ended December 31, 2015, 2014 and 2013, the Company recognized $1.5 million, $603,000 and $517,000 in bad debt expense. The Company maintains reserves for credit losses.
The Company had no customers that represented greater than 10% of the Company’s trade receivables as of December 31, 2015 and 2014, or revenues for the years ended December 31, 2015, 2014 and 2013.

5. Property and Equipment
Property and equipment consist of the following (in thousands):

	December 31,
	2015	2014
Furniture and equipment	$4,981	$4,613
Surgical instruments	32,122	27,068
Leasehold improvements	1,396	1,226
	38,499	32,907
Less accumulated depreciation and amortization	(17,846)	(13,882)
	$20,653	$19,025
Included in property and equipment are instrument sets used by surgeons during the implant process. Depreciation on the instrument sets commences once the instrument set has been placed into service. As of December 2015 and 2014, the Company had $3.2 million and $2.3 million, respectively, in instrument sets that had not yet been placed into service.
For the years ended December 2015, 2014 and 2013, the Company recorded depreciation expense of $5.4 million, $4.1 million and $3.5 million, respectively, including amortization of instrument sets and equipment under capital leases of zero, $29,000 and $133,000, respectively.
6. Intangible Assets
Intangible assets consist of the following (in thousands):

	December 31,
	2015	2014
Patents and trademarks	$6,595	$6,469
Software licenses	1,590	393
	8,185	6,862
Less accumulated amortization	(4,157)	(3,004)
	$4,028	$3,858
The Company recorded amortization expense of $860,000, $612,000 and $528,000 during the years ended December 31, 2015, 2014 and 2013, respectively.
The expected amortization for each of the next five years as of December 31, 2015 is as follows (in thousands):

2016	$846
2017	576
2018	452
2019	418
2020	360
Thereafter	1,376
$4,028

7. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	December 31,
	2015	2014
Compensation and other employee related costs	$12,354	$10,960
Contributions withheld for Employee Stock Purchase Plan	120	94
Royalties	1,288	1,575
Clinical and regulatory costs	740	376
Government grants	514	858
Rent	1,523	1,841
Taxes	1,345	2,479
Other	1,611	1,183
	$19,495	$19,366
8. Long-Term Debt
Long-term debt consists of the following (in thousands):

	December 31,
	2015	2014
Line of credit	$—	$18,166
Short-term financing	4,486	4,343
Various notes payable	1,278	2,431
Total long-term debt	5,764	24,940
Less current portion of long-term debt and short-term financing	(5,087)	(5,352)
Long-term debt and line of credit, net of discount and current portion	$677	$19,588
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
In August 2015, in connection with the Company’s second follow-on public offering, the Line of Credit was repaid in full, resulting in a zero outstanding balance as of December 31, 2015. As of December 31, 2015, the Company had $25.0 million available under the Line of Credit. The Company is required to pay a commitment fee of 0.25% of the the unused portion under the Line of Credit. As of December 31, 2015 and 2014, the Company was in compliance with all covenants under the Line of Credit. The Company’s interest rate on borrowings under the Line of Credit was 3.5% at December 31, 2015 and 2014.
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

(b) Short-Term Financing
Médical borrows funds from various financial institutions in France on a short-term basis with variable interest rates based on Euribor one-month rates. The funds are typically repaid within 90 days and can be collateralized by certain assets of Médical, including accounts receivable. The weighted average interest rate for the short-term balances outstanding at December 31, 2015 and 2014 was 2.6% and 2.3%, respectively.
(c) Various Notes Payable
Médical has loan agreements with three and five different entities as of December 31, 2015 and 2014, respectively. The amounts of the outstanding loans vary from approximately $83,000 to $437,000 at December 31, 2015 and $55,000 to $729,000 at December 31, 2014, and bear interest at rates varying between 2.53% and 3.87% at December 31, 2015 and 2.53% and 4.65% at December 31, 2014. Maturity dates for these loans vary from 2016 to 2019, and the loans are secured by certain assets of Médical.
(d) Future Minimum Principal Payments
Future minimum principal payments of long-term debt by year as of December 31, 2015 are as follows (in thousands):

2016	$5,087
2017	426
2018	175
2019	76
2020	—
Thereafter	—
$5,764
9. Stockholders’ Equity
Authorized Stock
The Company’s amended and restated certificate of incorporation, effective upon the completion of the IPO, authorizes the Company to issue 112,000,000 shares of common and preferred stock, consisting of 107,000,000 shares of common stock with $0.001 par value and 5,000,000 shares of preferred stock with $0.001 par value. As of December 31, 2015 and 2014, the Company has no preferred stock issued or outstanding.
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

Follow-On Public Offerings
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
In August 2015, the Company completed its follow-on public offering in which the Company sold 2,300,000 shares of common stock, including 300,000 shares sold to underwriters pursuant to the exercise of their over-allotment option to purchase additional shares, at a price of $40.00 per share, before underwriting discounts and expenses. The follow-on public offering generated net proceeds of approximately $86.9 million, after deducting underwriting discounts and expenses of approximately $5.1 million.
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
As of December 31, 2015 and 2014, the Company had 1,183,954 and 758,074 shares of common stock, respectively, reserved for issuance under the 2013 Plan. This share reserve automatically increased on January 1, 2014 and will increase each subsequent anniversary through January 1, 2023, by an amount equal to the smaller of (i) 4% of the number of shares of the Company’s common stock issued and outstanding on the immediately preceding December 31; and (ii) an amount determined by the compensation committee of the Company’s board of directors. Shares subject to awards granted under the 2013 Plan which expire, are repurchased, or are canceled or forfeited will again become available for issuance under the 2013 Plan. The shares available will not be reduced by awards settled in cash or by shares withheld to satisfy minimum tax withholding obligations. Only the net number of shares issued upon the exercise of stock appreciation rights or options exercised by means of a net exercise will be deducted from the shares available under the 2013 Plan.
(b) Stock Option Activity
A summary of the stock option activity for the Company for the year ended December 31, 2015 is as follows:

	Shares	Weighted - Average Exercise Price	Weighted - Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)	($000's)
Outstanding - December 31, 2014	1,881,369	$19.30	8.21	$26,484
Options granted	566,600	35.12
Options exercised	(307,783)	9.85
Options forfeited	(147,739)	24.30
Outstanding - December 31, 2015	1,992,447	$24.80	7.96	$10,668
Options vested and expected to vest:
At December 31, 2014	1,778,371	$19.30	8.21	$25,502
At December 31, 2015	1,871,980	$24.29	7.88	$10,633
Options exercisable:
At December 31, 2014	786,473	$8.94	8.21	$18,898
At December 31, 2015	866,248	$17.53	6.90	$9,066
The aggregate intrinsic value in the table above represents the total pre-tax value of the options shown, calculated as the difference between the Company’s closing stock price on December 31, 2015 and the exercise prices of the options shown, multiplied by the number of in-the money options. This is the aggregate amount that would have been received by the option holders if they had all exercised their options on December 31, 2015 and sold the shares thereby received at the closing price of the Company’s stock on that date. This amount changes based on the closing price of the Company’s stock.
The Company uses the Black-Scholes option pricing model in valuing its stock awards. The Black-Scholes model requires estimates regarding dividend yield, volatility, risk-free rate of return, estimated forfeitures during the service period and the expected term of the award.
The expected dividend yield assumption is based on the Company’s expectation of zero future dividend payouts. The volatility assumption is based on the historical volatilities of the Company’s common stock and of comparable public companies. The risk free rate of return assumption utilizes yields on U.S. treasury zero-coupon bonds with maturity that is commensurate with the expected term for awards issued to employees and the contractual term for awards issued to non-employees. The expected term is derived using the simplified method and represents the weighted average period that the stock awards are expected to remain outstanding.
The fair value of stock option grants has been estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Years Ended December 31,
	2015	2014	2013
Expected dividend yield	—%	—%	—%
Volatility	43.34%	48.41%	52.02%
Risk-free rate of return	1.74%	1.92%	1.70%
Expected term	6 years	6 years	6 years

Additional information regarding options is as follows (in thousands except for per share amounts):

	Years Ended December 31,
	2015	2014	2013
Weighted-average grant date fair value per share of options granted during the period	$15.24	$15.16	$7.08
Aggregate intrinsic value of options exercised during the period	$7,884	$17,465	$307
The total intrinsic value of options exercised represents the total pre-tax intrinsic value that was received by the option holders who exercised their options during the fiscal year and is calculated as the difference between the stock price at the time of exercise and the exercise price multiplied by the number of options exercised.
The unrecognized compensation expense related to unvested options was $12.8 million and $12.1 million at December 31, 2015 and 2014, respectively, and is expected to be recognized over a weighted-average period of approximately three and two years, respectively.
Awards Granted to LDR Médical Employees
Included in the above table as of December 31, 2015 and 2014, are options to purchase 37,951 and 154,986 shares, respectively, of Holdings common stock, which relate to options held by Médical employees to purchase Médical Class A common stock. Prior to the IPO in October 2013, those options were subject to the Escrow Agreement (note 9). As such, when exercised, the Médical common stock become subject to the Escrow Agreement, under which the Médical shares were converted to Company common stock upon certain future events, as defined in the Escrow Agreement. As the shares subject to the Escrow Agreement were accounted for as if converted, these instruments were valued using the same assumptions as were other Company stock options and have been included within the roll forward of Company stock options above. After the IPO, upon exercise for Médical shares, the Médical shares are required to be converted to the Company’s common stock.
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
(c) Restricted Stock Unit Activity
A summary of the restricted stock unit activity for the Company for the year ended December 31, 2015 is as follows:

	Units	Weighted - Average Grant Date Fair Value Per Share	Weighted - Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)	($000's)
Unvested - December 31, 2014	99,500	$27.06	2.94	$3,000
Restricted stock units granted	78,000	34.53
Restricted stock units vested	(27,004)	26.8
Restricted stock units forfeited	—	—
Unvested - December 31, 2015	150,496	$30.98	1.15	$3,779
The unrecognized compensation expense related to unvested restricted stock units was $3.1 million and $1.7 million at December 31, 2015 and 2014, respectively, and is expected to be recognized over a weighted-average period of approximately two and three years, respectively.

(d) Performance-Based Restricted Stock Unit Activity
In January 2015, the Company granted performance-based restricted stock units to certain employees of the Company. The number of awards converted to common stock will vary from 40,200 to 120,600 shares depending on the attainment of certain revenue targets. The number of awards will be determined in the first quarter of 2016. A summary of the performance-based restricted stock unit activity for the Company for the year ended December 31, 2015 is as follows and is based on attainment of revenue at the target thresholds which the Company believes are probable of occurrence:

	Units	Weighted - Average Grant Date Fair Value Per Share	Weighted - Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)	($000's)
Unvested - December 31, 2014	—	$—	—	$—
Performance-based restricted stock units granted	80,400	32.78
Performance-based restricted stock units vested	—	—
Performance-based restricted stock units forfeited	—	—
Unvested - December 31, 2015	80,400	$32.78	1.50	$2,019
The unrecognized compensation expense related to unvested restricted stock units was $1.0 million at December 31, 2015 and is expected to be recognized over a weighted-average period of approximately two years.
(e) Employee Stock Purchase Program
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
As of December 31, 2015 and 2014, the Company had 320,096 and 118,633 shares of common stock, respectively, reserved for issuance under the ESPP. The ESPP provides for an automatic increase in the number of shares available for issuance under the plan on January 1 of each year beginning in 2014 and continuing through and including January 1, 2023 equal to the lesser of (i) 1% of the Company’s issued and outstanding shares of common stock on the immediately preceding December 31, or (ii) a number of shares as determined by the Company’s board of directors.
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

(f) Stock-Based Compensation
The Company’s stock-based compensation expense related to employee stock options, restricted stock units, performance stock units and ESPP awards for the years ended December 31, 2015, 2014 and 2013 was as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Research and development	$319	$572	$153
Sales and marketing	3,175	2,930	786
General and administrative	5,870	1,723	330
Total	$9,364	$5,225	$1,269
11. Retirement Savings Plans
(a) U.S.-Based Employees
The Company maintains an employee savings and retirement plan (the 401(k) Plan) covering all of its U.S. employees. The 401(k) Plan permits but does not require matching contributions by the Company on behalf of participants. Starting in January 2014, the Company began matching 50% of employee contributions for the first 6% contributed by each employee. For the years ended December 31, 2015 and 2014, the 401(k) match made by the Company was approximately $651,000 and $377,000, respectively. The Company did not match contributions for the year ended December 31, 2013.
(b) France-Based Employees
The Company provides retirement indemnities for employees located in France commensurate with other similar companies in that region. Accruals for these employee retirement obligations amounted to $292,000 and $255,000 at December 31, 2015 and 2014, respectively. Expenses related to these programs were not material in the periods presented.
12. Related Party Transactions
The Company recognized $8,000 in related party interest income during the year ended December 31, 2013 on loans to officers. The Company had no related party interest income during the years ended December 31, 2015 or 2014. These loans did not have balances outstanding or accrued interest as of December 31, 2015 or 2014.
13. Income Taxes
The components of loss before income taxes are as follows (in thousands):

	December 31,
	2015	2014	2013
Domestic	$(11,438)	$(12,879)	(27,460)
Foreign	(10,489)	3,332	1,196
Total	$(21,927)	$(9,547)	(26,264)
The components of the provision for income taxes are as follows (in thousands):

	December 31,
	2015	2014	2013
Current taxes:
United States	$52	$15	57
International	1,299	1,137	1,577
Total current tax expense	1,351	1,152	1,634
Deferred taxes:
United States	5	5	5
International	(7,430)	273	32
Total deferred tax (benefit) expense	(7,425)	278	37
Income tax (benefit) expense	$(6,074)	$1,430	1,671

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes at December 31, 2015 and 2014 are as follows (in thousands):

	Years Ended December 31,
	2015	2014
Deferred tax assets:
Current deferred tax assets:
Inventory	$—	$729
Reserves and allowances	—	410
Other	—	392
Valuation allowance	—	(1,003)
Total current deferred tax assets	—	528
Noncurrent deferred tax assets:
Net operating loss and tax credits carryforwards	34,586	27,395
Amortization	132	154
Other	8,036	2,842
Valuation allowance	(32,180)	(28,731)
Total noncurrent deferred tax assets	$10,574	$1,660
Deferred tax liabilities:
Current deferred tax liabilities:
Prepaid and other	$—	$232
Total current deferred tax liabilities	—	232
Noncurrent deferred tax liabilities:
Depreciation	$2,968	$2,208
Other	563	—
Total noncurrent deferred tax liabilities	$3,531	$2,208
The provision for income taxes for the years ended December 31, 2015, 2014 and 2013 includes both domestic and foreign income taxes at applicable statutory rates adjusted for non-deductible expenses and other permanent differences. The effective tax rate differs from the statutory rate due to non-deductible expenses, valuation allowance changes on domestic deferred tax assets, foreign tax rate differentials and deferred taxes on intercompany sales. Due to the objective negative evidence of lack of earning history in the U.S., the Company has established a full valuation allowance relating to substantially all of its net deferred tax assets in the U.S. In assessing the deferred tax assets in France, there is no significant objective negative evidence that limits the Company’s ability to consider projections of future growth in determining that it is more likely than not that the tax benefit associated with the net operating loss of the Company’s French subsidiary will be realized. The valuation allowance increased by $2.4 million and $4.4 million during the years ended December 31, 2015 and 2014, respectively.
As of December 31, 2015 and 2014, the Company has no accrued interest or penalties associated with uncertain tax positions. The jurisdictions in which the Company files income taxes include the U.S., France and Brazil. The Company’s returns are currently under examination by the French Taxing Authority for the tax years 2013 and 2014. The Company is open to income tax examinations for the Company’s U.S. federal and state and local income taxes for 2004 and subsequent years and foreign tax examinations for 2013 and subsequent years.

A reconciliation of the statutory U.S. federal tax rate to the Company’s effective rate is as follows:

	December 31,
	2015	2014	2013
Statutory U.S. federal tax rate	34.0%	34.0%	34.0%
State taxes	(0.3)	(0.2)	(0.2)
Valuation allowance	(15.3)	(38.8)	(15.5)
Permanent items	(1.7)	(5.2)	(24.7)
Foreign tax rate differentials	10.9	(3.6)	(0.2)
Other	0.1	(1.2)	0.2
Total	27.7%	(15.0)%	(6.4)%
The Company pays income taxes in France related to intercompany sales in the year the sale occurs; however the recognition of tax expense related to intercompany sales is deferred in the consolidated financial statements until the product is sold to an unrelated third party. The deferred income tax charge is included in other current assets in the consolidated balance sheets. As of December 31, 2015 and 2014, the deferred income tax charge was $1.5 million and $2.7 million, respectively.
As of December 31, 2015, the Company had federal net operating loss carryforwards of approximately $81.4 million, which will begin to expire in 2024, if not utilized prior to that time. Of the net operating loss carryforward, approximately $9.5 million is due to gross excess tax benefits from stock-based award exercises not recorded as of December 31, 2015. In the fourth quarter of 2014, the Company experienced an ownership change as defined in Section 382 of the Internal Revenue Code. Due to the ownership change, the Company’s ability to use domestic net operating loss carryforwards to reduce taxable income was limited to approximately $26.4 million annually. Any unused net operating loss carryforwards that exceed the Section 382 limitations in any given year continue to be allowed as carryforwards for the remainder of the 20 year carryforward period.
As of December 31, 2015, the Company had foreign net operating loss carryforwards in France of approximately $20.6 million which have an indefinite carryforward period.
Earnings occurring outside the U.S. are deemed to be indefinitely reinvested outside of the U.S. to support the Company’s foreign operations. As a result, if the Company accumulates earnings overseas, it will be used for investment in the Company’s business outside the U.S. The Company will use cash generated from U.S. operations and short- and long-term borrowings to meet the Company’s U.S. cash needs. There were no undistributed earnings as of December 31, 2015 and approximately $22.9 million as of December 31, 2014.
In 2014, the Company completed a research and development study related to expenditures for FDA approval of Mobi-C® and other implants. The study resulted in the Company recording a tax credit of $1.8 million. The credit is subject to a full valuation allowance.

14. Net Loss Per Share
Net loss per share for the years ended December 31, 2015, 2014 and 2013 was as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Numerator
Net loss attributable to common stockholders	$(15,853)	$(10,977)	$(27,935)
Denominator
Weighted average shares outstanding - basic	27,783	25,288	9,041
Dilutive effect of options and warrants	—	—	—
Weighted average shares outstanding - diluted	27,783	25,288	9,041
Net loss per common share - basic and diluted	$(0.57)	$(0.43)	$(3.09)
The following common equivalent shares were excluded from the diluted net loss per share calculation as their inclusion would have been anti-dilutive (in thousands):

	Years Ended December 31,
	2015	2014	2013
Stock options	1,992	1,881	1,573
15. Commitments and Contingencies
(a) Lease Commitments
The Company leases office space, equipment and vehicles under noncancelable operating leases which expire by 2024. Certain of these leases contain rent holidays and scheduled rent increases which are included in the Company’s rent expense and recognized on a straight-line basis. Total rent expense under these operating leases was $3.0 million, $2.9 million and $2.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.
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

Future minimum lease payments under noncancelable operating leases and (with initial remaining lease terms in excess of one year) as of December 31, 2015 are as follows (in thousands):

Operating Leases (1)(2)
Year:
2016	$5,930
2017	5,686
2018	5,190
2019	5,064
2020	5,338
Thereafter	24,578
Total minimum lease payments	$51,786
__________

(1)	Assumes completion of the New Premises in Troyes, France and subsequent termination of the existing lease in the second quarter 2016.

(2)	Assumes rent payments with respect to additional square footage under the Amendment starting in the first quarter of 2016.
(b) Government Grants
The Company receives grants from the French government to pursue research and development of its French products. These grants are refundable when and if the products become technologically feasible. If the products do not become technologically feasible, then the Company would not be required to refund the grant, resulting in a recorded gain. The Company has recorded grants received of $514,000 and $858,000 in accrued expenses in the consolidated balance sheets as of December 31, 2015 and 2014, respectively.
(c) Supplier Agreements
The Company has minimum annual volume commitments to purchase inventory under certain supplier contracts.
(d) Litigation
From time to time, the Company may be involved in litigation relating to claims arising out of its ordinary course of business. Management believes that there are no claims or actions pending or threatened against the Company, the ultimate disposition of which would have a material impact on the Company’s financial position, results of operations or cash flows.
16. Segment and Geographic Information
Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company globally manages the business within one reportable segment. Segment information is consistent with how management reviews the business, makes investing and resource allocation decisions and assesses operating performance. The Company’s products are principally sold in the U.S. and France.
The following table represents total sales by geographic area, based on the location of the customer (in thousands):

	Years Ended December 31,
	2015	2014	2013
United States	$133,843	$109,597	$82,307
France	11,590	12,349	11,233
Other Countries (1)	19,026	19,308	18,054
Total	$164,459	$141,254	$111,594
__________

(1)	No additional locations are individually significant.

The Company classifies its products into two categories: exclusive technology and traditional fusion products. The following table represents total sales by product category (in thousands):

	Years Ended December 31,
	2015	2014	2013
Exclusive technology products	$152,433	$125,013	$92,461
Traditional fusion products	12,026	16,241	19,133
Total	$164,459	$141,254	$111,594
The following table represents long-lived assets by geographic area (in thousands):

	December 31,
	2015	2014
United States	$13,853	$13,873
France	5,016	3,472
Other Countries (1)	1,784	1,680
Total	$20,653	$19,025
__________

(1)	No additional locations are individually significant.
17. Subsequent Events
In January 2016, common stock reserved for issuance under the 2013 Plan increased by 1,165,927 to 2,349,881 shares. In January 2016, common stock reserved for sale under the ESPP increased by 291,481 to 611,577 shares. These annual automatic share increases are part of the 2013 Plan and ESPP as discussed in note 10.
18. Quarterly Financial Data (unaudited)
The following table sets forth our unaudited quarterly consolidated statements of operations data for each of the eight quarters ended December 31, 2015. The data has been prepared on the same basis as the audited consolidated financial statements and related notes included in this Annual Report on Form 10-K and you should read the following tables in conjunction with such financial statements. The table includes all necessary adjustments, consisting only of normal recurring adjustments that we consider necessary for a fair presentation of this data. The results of historical periods are not necessarily indicative of future results.

	December 31	September 30	June 30	March 31
	2015	2015	2015	2015
	(in thousands, except per share data)
Revenue	$44,541	$39,294	$41,509	$39,115
Gross profit	36,635	33,208	34,684	32,672
Operating loss	(6,866)	(5,264)	(5,078)	(5,261)
Net loss	(4,756)	(2,088)	(5,825)	(3,184)
Net loss per common share	$(0.16)	$(0.07)	$(0.22)	$(0.12)

	December 31	September 30	June 30	March 31
	2014	2014	2014	2014
	(in thousands, except per share data)
Revenue	$39,533	$35,901	$34,752	$31,068
Gross profit	32,690	29,439	28,895	25,812
Operating loss	(3,659)	(2,240)	(1,795)	(3,019)
Net loss	(3,131)	(2,019)	(2,328)	(3,499)
Net loss per common share	$(0.12)	$(0.08)	$(0.09)	$(0.15)

LDR HOLDING CORPORATION AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Period	Additions	Deductions and Adjustments	Balance at End of Period
Accounts Receivable Valuation Accounts
Year ended December 31, 2015	$1,351	$1,510	$(685)	$2,176
Year ended December 31, 2014	1,493	603	(745)	1,351
Year ended December 31, 2013	1,388	517	(412)	1,493

Inventory Reserve
Year ended December 31, 2015	$4,286	$2,845	$(543)	$6,588
Year ended December 31, 2014	3,477	1,173	(364)	4,286
Year ended December 31, 2013	2,792	641	44	3,477

LDR EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Exhibit Number	Provided Herewith
3.1	Amended and Restated Certificate of Incorporation of LDR Holding Corporation, adopted on October 15, 2013.	10-Q	001-36095	11/07/13	3.1
3.2	Amended and Restated Bylaws of LDR Holding Corporation, adopted on October 15, 2013.	10-Q	001-36095	11/07/13	3.2
4.1	Second Amended and Restated Investors’ Rights Agreement, dated April 7, 2014	8-K	001-36095	04/11/14	10.1
4.2	Second Amended and Restated Put-Call Agreement, dated August 6, 2013, by and among the Registrant, LDR Médical S.A.S. and the individuals listed on Schedule A thereto.	S-1/A	333-190829	09/19/13	4.4
10.1#	Form of Amended and Restated Indemnification Agreement for directors and officers of the Registrant.	S-1/A	333-190829	09/19/13	10.1
10.2#	2007 Stock Option/Stock Issuance Plan, as amended.	S-1	333-190829	08/26/13	10.2
10.3#	Form of Stock Option Agreement for 2007 Stock Option/Stock Issuance Plan.	S-1/A	333-190829	09/19/13	10.4
10.4#	2013 Equity Incentive Plan.	S-1/A	333-190829	09/19/13	10.5
10.5#	Form of Stock Option Agreement for 2013 Equity Incentive Plan.	10-K	001-36095	03/04/14	10.5
10.6#	Form of Notice of Grant-Standard Exercise for 2013 Equity Incentive Plan (2013 and 2014 Grants).	S-1/A	333-190829	09/19/13	10.7
10.7#	Form of Notice of Grant-Standard Exercise for 2013 Equity Incentive Plan.	10-K	001-36095	02/20/15	10.7
10.8#	Form of Restricted Stock Unit Agreement for 2013 Equity Incentive Plan (2013 and 2014 Grants).	10-K	001-36095	03/04/14	10.7
10.9#	Form of Restricted Stock Unit Agreement for 2013 Equity Incentive Plan.	10-K	001-36095	02/20/15	10.9
10.10#	Form of Performance-Based Restricted Stock Unit Agreement for 2013 Equity Incentive Plan.	10-K	001-36095	02/20/15	10.10
10.11#	Form of Stock Option Agreement-International for 2013 Equity Incentive Plan.	S-1/A	333-190829	09/19/13	10.8
10.12#	Amended and Restated 2013 Employee Stock Purchase Plan.	S-1/A	333-190829	10/08/13	10.9

i

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Exhibit Number	Provided Herewith
10.13#	Employment Terms Letter Agreement, dated June 10, 2013, between the Registrant and Christophe Lavigne.	S-1	333-190829	08/26/13	10.10
10.14#	Employment Terms Letter Agreement, dated June 10, 2013, between the Registrant and Robert McNamara.	S-1	333-190829	08/26/13	10.11
10.15#	Employment Terms Letter Agreement, dated June 10, 2013, between the Registrant and Andre Potgieter.	S-1	333-190829	08/26/13	10.12
10.16#	Employment Terms Letter Agreement, dated June 10, 2013, between the Registrant and G. Joseph Ross.					X
10.17#	Employment Terms Letter Agreement, dated June 10, 2013, between the Registrant and James Burrows.					X
10.18#	Employment Terms Letter Agreement, dated June 10, 2013, between the Registrant and Scott Way.					X
10.19	Form of Employment, Confidential Information, and Invention Assignment Agreement.	S-1/A	333-190829	09/19/13	10.13
10.20	Lease Agreement, dated August 10, 2011, by and between LDR Spine USA, Inc. and 13875 Research Blvd, LLC.	S-1	333-190829	08/26/13	10.14
10.21	First Amendment to Lease Agreement, dated November 5, 2012, by and between LDR Spine USA, Inc. and 13785 Research Blvd, LLC.	S-1	333-190829	08/26/13	10.15
10.22	Second Amendment to Lease Agreement, dated October 8, 2015, by and between LDR Spine USA, Inc. and 13785 Research Blvd, LLC.	8-K	001-36095	10/13/15	10.1
10.23	English translation of Lease Agreement, dated June 24, 2013, by and between LDR Médical S.A.S. and Departement de L’Aube.	S-1	333-190829	08/26/13	10.16
10.24	Loan and Security Agreement, dated November 23, 2009, by and between Comerica Bank, on the one hand, and LDR Holding Corporation and LDR Spine USA, Inc., on the other hand.	S-1	333-190829	08/26/13	10.17
10.25	First Amendment to Loan and Security Agreement, dated June 30, 2010, by and between Comerica Bank, on the one hand, and LDR Holding Corporation and LDR Spine USA, Inc., on the other hand.	S-1	333-190829	08/26/13	10.18
10.26	Second Amendment to Loan and Security Agreement, dated September 30, 2010, by and between Comerica Bank, on the one hand, and LDR Holding Corporation and LDR Spine USA, Inc., on the other hand.	S-1	333-190829	08/26/13	10.19

ii

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Exhibit Number	Provided Herewith
10.27	Third Amendment to Loan and Security Agreement, dated February 10, 2011, by and between Comerica Bank, on the one hand, and LDR Holding Corporation and LDR Spine USA, Inc., on the other hand.	S-1	333-190829	08/26/13	10.20
10.28	Fourth Amendment to Loan and Security Agreement dated as of April 2011, by and between Comerica Bank, on the one hand, and LDR Holding Corporation and LDR Spine USA, Inc., on the other hand.	S-1	333-190829	08/26/13	10.21
10.29	Fifth Amendment to Loan and Security Agreement dated as of April 25, 2012, by and between Comerica Bank, on the one hand, and LDR Holding Corporation and LDR Spine USA, Inc., on the other hand.	S-1	333-190829	08/26/13	10.22
10.30	Sixth Amendment to Loan and Security Agreement, dated as of December 20, 2012, by and between Comerica Bank, on the one hand, and LDR Holding Corporation and LDR Spine USA, Inc., on the other hand.	10-Q	001-36095	05/07/14	10.1
10.31	Seventh Amendment to Loan and Security Agreement, dated as of May 5, 2014, to be effective as of April 24, 2014, by and between Comerica Bank, on the one hand, and LDR Holding Corporation and LDR Spine USA, Inc., on the other hand.	8-K	001-36095	05/07/14	10.1
10.32##	English translation of Supply Agreement, dated May 29, 2011, by and between CF Plastiques and LDR Médical S.A.S.	S-1	333-190829	08/26/13	10.26
10.33##	English translation of Amendment to Supply Agreement between LDR Holding Corporation and CF Plastiques, entered into on December 6, 2013.	8-K/A	001-36095	12/19/13	10.1
10.34##	English translation of Subcontracting Agreement, effective November 28, 2012, by and between Greatbatch Medical SAS and LDR Médical S.A.S.	S-1/A	333-190829	10/08/13	10.28
10.35#	Amended and Restated Non-Employee Independent Director Compensation Policy, effective January 1, 2016.					X
10.36##	Agreement, dated November 26, 2014, by and between LDR Médical, S.A.S. and Invibio Limited.	10-K	001-36095	02/20/15	10.10
10.37	English translation of Lease Agreement, dated March 3, 2015, by and between LDR Médical S.A.S. and CIRMAD Est.	10-Q	001-36095	05/06/15	10.1
10.38##	Agreement, effective December 31, 2015, by and between LDR Médical, S.A.S. and Greatbatch Medical SA.					X

iii

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Exhibit Number	Provided Herewith
21.1	Subsidiaries of the Registrant.	S-1	333-190829	08/26/13	21.1
23.1	Consent of KPMG LLP, independent registered public accounting firm.					X
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document.					X
__________

#	Indicates a management contract or compensatory plan.
##
Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from the exhibit filed with the Securities and Exchange Commission and submitted separately to the Securities and Exchange Commission.

iv