Form 10-Q
period 2016-03-31
LDR HOLDING CORP
filed 2016-05-10
CIK 1348324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
_____________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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

☒ Large Accelerated Filer	☐ Accelerated Filer	☐ Non-Accelerated Filer	☐ Smaller Reporting Company
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes  ☒  No
The number of shares outstanding of the Registrant's Common Stock, $0.001 par value, was 29,232,859 as of May 6, 2016.

LDR HOLDING CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
LDR HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31, 2016	December 31, 2015
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$103,254	$115,084
Accounts receivable, net of allowance of $2,305 and $2,176 at March 31, 2016 and December 31, 2015, respectively	27,768	29,412
Inventory, net	31,759	29,721
Other current assets	8,943	7,924
Prepaid expenses	2,166	1,886
Total current assets	173,890	184,027
Property and equipment, net of accumulated depreciation and amortization of $18,914 and $17,846 at March 31, 2016 and December 31, 2015, respectively	24,389	20,653
Goodwill	6,621	6,621
Intangible assets, net of accumulated amortization of $4,514 and $4,157 at March 31, 2016 and December 31, 2015, respectively	4,165	4,028
Long-term investments	2,835	2,738
Restricted cash	1,000	1,000
Deferred tax assets	8,957	7,043
Other assets	539	529
Total assets	$222,396	$226,639
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,170	$11,428
Accrued expenses	18,641	19,495
Short-term financing	5,807	4,486
Current portion of long-term debt	571	601
Total current liabilities	36,189	36,010
Long-term debt, net of discount and current portion	591	677
Other long-term liabilities	610	670
Total liabilities	37,390	37,357
Commitments and contingencies
Stockholders’ equity:
Common stock; $0.001 par value; 107,000,000 shares authorized at March 31, 2016 and December 31, 2015; 29,232,971 shares issued and 29,232,622 shares outstanding at March 31, 2016; 29,148,544 shares issued and 29,148,195 shares outstanding at December 31, 2015	29	29
Treasury stock at cost	(8)	(8)
Additional paid-in capital	309,445	306,509
Accumulated other comprehensive loss	(6,229)	(6,657)
Accumulated deficit	(118,231)	(110,591)
Total stockholders’ equity	185,006	189,282
Total liabilities and stockholders’ equity	$222,396	$226,639
See accompanying notes to unaudited condensed consolidated financial statements.

LDR HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenue	42,391	39,115
Cost of goods sold	7,186	6,443
Gross profit	35,205	32,672
Operating expenses:
Research and development	3,395	3,013
Sales and marketing	30,249	26,384
General and administrative	11,034	8,536
Total operating expenses	44,678	37,933
Operating loss	(9,473)	(5,261)
Other income (expense):
Other income (expense)	323	2,844
Interest income	25	1
Interest expense	(51)	(185)
Total other income (expense), net	297	2,660
Loss before income taxes	(9,176)	(2,601)
Income tax benefit (expense)	1,536	(583)
Net loss	(7,640)	(3,184)
Other comprehensive loss:
Foreign currency translation	428	(3,760)
Comprehensive loss	$(7,212)	$(6,944)
Net loss per common share:
Basic and diluted	$(0.26)	$(0.12)
Weighted average number of shares outstanding:
Basic and diluted	29,605,620	26,770,071
See accompanying notes to unaudited condensed consolidated financial statements.

LDR HOLDING CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (Unaudited)

	Three Months Ended March 31,
	2016	2015
Operating activities:
Net loss	$(7,640)	(3,184)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	389	210
Provision for excess and obsolete inventories	364	84
Depreciation and amortization	1,659	1,442
Stock-based compensation	3,012	2,391
Amortization of debt issuance costs	4	4
Deferred income tax benefit	(1,630)	—
Loss on disposal of assets	368	8
Unrealized foreign currency gain	(271)	(2,514)
Changes in operating assets and liabilities:
Accounts receivable	1,503	(1,492)
Prepaid expenses and other current assets	(1,050)	(4,920)
Inventory	(1,815)	(2,393)
Accounts payable	(1,959)	421
Accrued expenses	(1,742)	2,668
Other long-term liabilities	—	200
Net cash used in operating activities	(8,808)	(7,075)
Investing activities:
Proceeds from sale of property and equipment	5	30
Purchase of intangible assets	(350)	(211)
Purchase of property and equipment	(3,810)	(1,452)
Net cash used in investing activities	(4,155)	(1,633)
Financing activities:
Exercise of stock options	94	688
Cash paid for settlement of income tax withholding	(170)	(238)
Proceeds from Employee Stock Purchase Plan	593	517
Payments on capital leases	(2)	(4)
Net proceeds (payments) on short-term financings	1,113	(131)
Payments on long-term debt	(156)	(268)
Net cash provided by financing activities	1,472	564

LDR HOLDING CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued) (in thousands) (Unaudited)

	Three Months Ended March 31,
	2016	2015
Effect of exchange rate on cash	(339)	(329)
Net change in cash and cash equivalents	(11,830)	(8,473)
Cash and cash equivalents, beginning of period	115,084	73,883
Cash and cash equivalents, end of period	$103,254	$65,410
Supplemental disclosure of interest and income taxes paid:
Cash paid for interest	$23	$191
Cash paid for taxes	779	373
Supplemental disclosure of non-cash investing and financing activities:
Increase (decrease) in purchase of property and equipment in accounts payable	(1,366)	(1,636)
Capital lease related to purchase of fixed assets	52	—
See accompanying notes to unaudited condensed consolidated financial statements.

LDR HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. Organization and Business Description
Description of Business
LDR Holding Corporation (Holding), a Delaware corporation, and its subsidiaries, LDR Spine USA, Inc. (Spine), LDR Médical, S.A.S. (Médical) and LDR Brasil Comercio, Importacao e Exportacao Ltda. (LDR Brazil and collectively, the Company), operates as a medical device company that designs and commercializes novel and proprietary surgical technologies for the treatment of patients suffering from spine disorders. The Company’s primary products are the Mobi-C cervical disc replacement device and its MIVo portfolio which includes a range of devices to support lumbar and cervical fusion procedures. The Company has offices in Troyes, France; Santo Andre, Brazil; Beijing, Shanghai, Guangzhou and Hong Kong, China; Seoul, Korea and in Austin, Texas, which serves the U.S. market and is the corporate headquarters. The primary markets for the Company’s products are the United States and Western Europe as well as key markets in Asia Pacific and Latin America.
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
(b) Unaudited Interim Results
In management’s opinion, the unaudited financial information for the interim periods presented includes all adjustments necessary for a fair statement of the results of operations, financial position, and cash flows. All adjustments are of a normal recurring nature unless otherwise disclosed. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year. This interim information should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
(c) Recent Accounting Pronouncements
In April 2016, the Financial Accounting Standards Board, or FASB, issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09), which simplifies various aspects of the accounting for share-based payments including (1) recording all excess tax benefits and tax deficiencies as an income tax benefit or expense in the income statement; (2) electing a policy to either estimate the number of forfeitures or account for forfeitures when they occur; and (3) withholding up to the maximum individual statutory tax rate without classifying the awards as a liability. The Company adopted the provisions of ASU 2016-09 relating to recording all excess tax benefits and tax deficiencies as an income tax benefit or expense in the income statement as of January 1, 2016 using the cumulative-effect method. The Company elected a policy to continue to estimate the number of forfeitures related to share-based payments. The cash paid to satisfy the statutory income tax withholding obligation is classified as a financing activity in the statement of cash flows. The prior period statement of cash flows has been reclassified to conform to current year presentation. Except for the reclassification of cash paid to satisfy the statutory income tax withholding obligation from operating to financing activities, there was no other material impact to the Company’s consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02), which will require companies to recognize most leases on the balance sheet, thereby increasing reported assets and liabilities. Extensive quantitative and qualitative disclosures, including significant judgments made by management, will be required. ASU 2016-02 requires adoption using a modified restrospective transitions with application of the guidance at the beginning of the earliest comparative period presented. ASU 2016-02 will be effective for the Company on January 1, 2019. Early adoption is permitted. The Company is evaluating the effect that ASU 2016-02 will have on its consolidated financial statements and related disclosures. The Company has not determined the effect of the standard on its ongoing financial reporting.
In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory (ASU 2015-11), which simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. ASU 2015-11 will be effective for the Company on January 1, 2017. The Company does not expect the adoption of ASU 2015-11 will have a material effect on its consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company adopted ASU 2015-03 as of January 1, 2016 using the retrospective method, resulting in no impact to the Company’s consolidated financial statements.
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
As of March 31, 2016 and December 31, 2015, the fair value of the Company’s long-term debt and short-term financing were categorized as Level 2 in the fair value hierarchy and approximated their carrying value due to the relatively recent issuances and short maturities and based on prevailing market rates for borrowings with similar ratings and maturities. The carrying amounts of the Company’s financial instruments, which primarily include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximate their fair values due to their short maturities.

(e) Inventory
Inventory is carried at the lower of cost or market using the weighted average method, net of an allowance for excess and obsolete inventory. The components of inventory, net of allowance, as of March 31, 2016 and December 31, 2015 are as follows (in thousands):

	March 31, 2016	December 31, 2015
Finished goods	$30,164	$26,351
Work in process	1,143	3,072
Raw materials	452	298
Total	$31,759	$29,721
As of March 31, 2016 and December 31, 2015, inventory held by hospitals and sales agents on behalf of the Company was $10.4 million and $9.8 million, respectively.
The Company reviews the components of its inventory on a periodic basis for excess, obsolete or impaired inventory and records a reserve for items identified. The Company recorded an allowance for excess and obsolete inventory of $7.1 million and $6.6 million and as of March 31, 2016 and December 31, 2015, respectively.
(f) Revenue Recognition
Revenue is recognized when evidence of an arrangement exists, fees are fixed or determinable, collection of the fees is reasonably assured, and delivery or customer acceptance of the product has occurred and no other significant obligations remain. Further, for direct markets (U.S., France, Germany, Belgium and Brazil), the Company recognizes revenue on its products when the spinal implant is used in surgery and a valid purchase order has been received. Outside the U.S., the Company recognizes revenue from sales to distributors at the time the product is shipped to the distributor. Distributors, who sell the products to their customers, take title to the products and assume all risks of ownership at the time of shipment.
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
3. Concentration of Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents and accounts receivable. While the Company’s cash and cash equivalents are on deposit with high quality FDIC insured financial institutions, such deposits exceed insured limits. The Company has not experienced any losses in such accounts.
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
The Company had no customers that represented greater than 10% of either the Company’s trade receivables as of March 31, 2016 and December 31, 2015, or revenues for the three months ended March 31, 2016 and 2015.

4. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Compensation and other employee related costs	$11,334	$12,354
Contributions withheld for Employee Stock Purchase Plan	770	120
Royalties	2,155	1,288
Clinical, regulatory and professional fees	289	740
Government grants	483	514
Rent	1,624	1,523
Taxes	494	1,345
Other	1,492	1,611
	$18,641	$19,495
5. Debt
Debt consists of the following (in thousands):

	March 31, 2016	December 31, 2015
Short-term financing	5,807	4,486
Various notes payable	1,162	1,278
Total debt	6,969	5,764
Less current portion of long-term debt and short-term financing	(6,378)	(5,087)
Long-term debt, net of discount and current portion	$591	$677
(a) Line of Credit
The Company is party to an amended loan agreement with a bank under which it may make periodic borrowings under a revolving line of credit (the Line of Credit). The Line of Credit contains various restrictive covenants, including limitations on the Company’s ability to pay dividends, enter into a merger or acquisition and the amount of capital expenditures the Company may make in any given fiscal year. In May 2014, the Company entered into an amendment, effective in April 2014, to the Line of Credit that, among other things: (1) increased the revolving line of credit from $19.0 million to $25.0 million, (2) amended the interest rate from the bank’s prime rate plus 2.0% to the bank’s prime rate plus 0.25% or, if the Company’s trailing four-quarter EBITDA exceeds $5.0 million, LIBOR plus 2.5%, (3) eliminated a requirement that the Company maintain a minimum cash balance with the bank, (4) replaced the $12.5 million minimum net worth covenant with a $50.0 million tangible net worth covenant (unless the Company maintains a minimum cash balance of $20.0 million, in which case the covenant is waived) and (5) extended the maturity date from April 25, 2014 to April 29, 2016. The bank had the right to reset the tangible net worth covenant annually, beginning February 28, 2015.
In August 2015, in connection with the Company’s follow-on public offering, the Line of Credit was repaid in full, resulting in a zero outstanding balance as of March 31, 2016. As of March 31, 2016, the Company had $25.0 million available under the Line of Credit. The Line of Credit expired in April 2016.
(b) Short-Term Financing
Médical borrows funds from various financial institutions in France on a short-term basis with variable interest rates based on Euribor one-month rates. The funds are typically repaid within 90 days and are collateralized by certain assets of Médical, including accounts receivable. The weighted average interest rate for the short-term balances outstanding at March 31, 2016 and December 31, 2015 was 2.3% and 2.6%, respectively.
(c) Various Notes Payable
Médical has loan agreements with three different entities as of March 31, 2016 and December 31, 2015. The amounts of the outstanding loans vary from approximately $61,000 to $396,000 with interest rates varying between 2.53% and 3.87% at March 31, 2016 and $83,000 to $437,000 with interest rates varying between 2.53% and 3.87% at December 31, 2015. Maturity dates for these loans vary from 2016 to 2019, and the loans are secured by certain assets of Médical.

6. Stock-Based Compensation
(a) Stock Option Activity
A summary of the stock option activity for the Company for the three months ended March 31, 2016 is as follows:

	Shares	Weighted - Average Exercise Price	Weighted - Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)	($000's)
Outstanding - December 31, 2015	1,992,447	$24.80	7.96	$10,668
Options granted	169,768	25.12
Options exercised	(17,708)	5.62
Options forfeited	(24,879)	34.38
Outstanding - March 31, 2016	2,119,628	$24.88	7.87	$10,662
Options vested and expected to vest at March 31, 2016	2,020,724	$24.49	7.81	$10,635
Options exercisable at March 31, 2016	1,003,876	$19.62	7.87	$9,177
The aggregate intrinsic value in the table above represents the total pre-tax value of the options shown, calculated as the difference between the Company’s closing stock price on March 31, 2016 and the exercise prices of the options shown, multiplied by the number of in-the money options. This is the aggregate amount that would have been received by the option holders if they had all exercised their options on March 31, 2016 and sold the shares thereby received at the closing price of the Company’s stock on that date. This amount changes based on the closing price of the Company’s stock.
Additional information regarding options is as follows (in thousands except for per share amounts):

	Three Months Ended March 31,
	2016	2015
Weighted-average grant date fair value per share of options granted during the period	$11.96	$14.40
Aggregate intrinsic value of options exercised during the period	$304	$2,656
The total intrinsic value of options exercised represents the total pre-tax intrinsic value that was received by the option holders who exercised their options during the fiscal year and is calculated as the difference between the stock price at the time of exercise and the exercise price multiplied by the number of options exercised.
The unrecognized compensation expense related to unvested options and subject to recognition in future periods was approximately $13.4 million at March 31, 2016 and is expected to be recognized over a weighted-average period of three years.
(b) Restricted Stock Unit Activity
A summary of the restricted stock unit activity for the Company for the three months ended March 31, 2016 is as follows:

	Units	Weighted - Average Grant Date Fair Value Per Share	Weighted - Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)	($000's)
Unvested - December 31, 2015	150,496	$30.98	1.15	$3,779
Restricted stock units granted	199,772	20.76
Restricted stock units vested	(45,750)	31.39
Restricted stock units forfeited	(1,371)	17.60
Unvested - March 31, 2016	303,147	$24.24	2.02	$7,727
The unrecognized compensation expense related to unvested restricted stock units was $6.3 million at March 31, 2016 and is expected to be recognized over a weighted-average period of approximately three years.

(c) Performance-Based Restricted Stock Unit Activity
In January 2016, the Company granted performance-based restricted stock units to certain employees of the Company. The number of awards converted to common stock will vary from 100,131 to 300,390 shares depending on the attainment of certain revenue targets. A summary of the performance-based restricted stock unit activity for the Company for the three months ended March 31, 2016 is as follows and is based on attainment of revenue at the target thresholds which the Company believes are probable of occurrence:

	Units	Weighted - Average Grant Date Fair Value Per Share	Weighted - Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)	($000's)
Unvested - December 31, 2015	80,400	$32.78	1.5	$2,019
Performance-based restricted stock units granted	203,643	20.98
Performance-based restricted stock units vested	(30,184)	32.78
Performance-based restricted stock units forfeited	(7,828)	17.60
Unvested - March 31, 2016	246,031	$23.49	1.68	$6,271
The unrecognized compensation expense related to unvested performance-based restricted stock units was $4.1 million at March 31, 2016 and is expected to be recognized over a weighted-average period of approximately two years.
(d) Stock-Based Compensation
The Company’s stock-based compensation expense related to employee stock options, restricted stock units, performance-based stock units and employee stock purchase plan awards for the three months ended March 31, 2016 and 2015 was as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Research and development	$92	$94
Sales and marketing	904	1,022
General and administrative	2,016	1,275
Total	$3,012	$2,391
7. Income Taxes
The following table summarizes the total income tax expense, and the related effective tax rate, for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Income tax benefit (expense)	$1,536	$(583)
Effective tax rate	16.7%	(22.4)%
The provision for income taxes for the three months ended March 31, 2016 and 2015 includes both domestic and foreign income taxes at applicable statutory rates adjusted for non-deductible expenses and other permanent differences. The effective tax rate differs from the statutory rate due to non-deductible expenses, valuation allowance changes on domestic deferred tax assets, foreign tax rate differentials and deferred taxes on intercompany sales.
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

As of March 31, 2016 and December 31, 2015, the Company has no accrued interest or penalties associated with uncertain tax positions. The jurisdictions in which the Company files income taxes include the United States, France and Brazil. The Company’s returns are currently under examination by the French Taxing Authority for the tax years 2013 and 2014. The Company is subject to income tax examinations for the Company’s U.S. federal and state and local income taxes for 2004 and subsequent years and foreign tax examinations for 2013 and subsequent years.
The Company pays income taxes in France related to intercompany sales in the year the sale occurs; however the recognition of tax expense related to intercompany sales is deferred in the consolidated financial statements until the product is sold to an unrelated third party. The deferred income tax charge is included in other current assets in the consolidated balance sheets. As of March 31, 2016 and December 31, 2015, the deferred income tax charge was $1.4 million and $1.5 million, respectively.
Earnings occurring outside the U.S. are deemed to be indefinitely reinvested outside of the U.S. to support the Company’s foreign operations. As a result, if the Company accumulates earnings overseas, it will be used for investment in the Company’s business outside the U.S. The Company expects to use cash generated from U.S. operations and existing cash and cash equivalents to meet the Company’s U.S. cash needs. There were no undistributed earnings as of March 31, 2016 or December 31, 2015.
8. Net Loss Per Share
The Company computes basic net loss per common share by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. During periods of income, the Company allocates participating securities a proportional share of income determined by dividing total weighted average participating securities by the sum of the total weighted average common shares and participating securities (the two-class method). Some of the Company’s restricted stock units and performance-based restricted stock units participate in any dividends declared by the Company and are therefore considered to be participating securities. During periods of loss, the Company allocates no loss to participating securities because they have no contractual obligation to share in the losses of the Company. The Company computes diluted net loss per common share after giving consideration to the dilutive effect of the Company’s stock options, warrants and restricted stock units and performance-based restricted stock units that do not participate in any dividends declared by the Company that are outstanding during the period, except where such would be anti-dilutive. Because the Company reported losses for the periods presented, all potentially dilutive common shares consisting of stock options and warrants are antidilutive.
Net loss per share for the three months ended March 31, 2016 and 2015 was as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Numerator
Net loss attributable to common stockholders	$(7,640)	$(3,184)
Denominator
Weighted average shares outstanding - basic	29,606	26,770
Dilutive effect of options and warrants	—	—
Weighted average shares outstanding - diluted	29,606	26,770
The following common equivalent shares were excluded from the diluted net loss per share calculation as their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2016	2015
Stock options	2,120	1,977
Non-participating restricted stock units	118	—
Non-participating performance-based restricted stock units	121	—
9. Commitments and Contingencies
From time to time, the Company may be involved in litigation relating to claims arising out of its ordinary course of business. Management believes that there are no claims or actions pending or threatened against the Company, the ultimate disposition of which would have a material impact on the Company’s financial position, results of operations or cash flows.

10. Segment and Geographic Information
Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company globally manages the business within one reportable segment. Segment information is consistent with how management reviews the business, makes investing and resource allocation decisions and assesses operating performance. The Company’s products are principally sold in the United States and Western Europe as well as key markets in the Asia Pacific region and Latin America.
The following table represents total sales by geographic area, based on the location of the customer (in thousands):

	Three Months Ended March 31,
	2016	2015
United States	$33,913	$31,320
Other Countries (1)	8,478	7,795
Total	$42,391	$39,115
__________
(1) No additional locations are individually significant.
The Company classifies its products into three categories: Mobi-C, MIVo and traditional fusion products. During the first quarter of 2016, the Company changed the classification of its products. The prior period has been reclassified to conform to current period presentation. The following table represents total sales by product category (in thousands):

	Three Months Ended March 31,
	2016	2015
Mobi-C	$17,273	$13,407
MIVo	21,937	22,492
Traditional fusion products	3,181	3,216
Total	$42,391	$39,115
The following table represents long-lived assets by geographic area (in thousands):

	March 31, 2016	December 31, 2015
United States	$15,648	$13,853
France	6,844	5,016
Other Countries (1)	1,897	1,784
Total	$24,389	$20,653
__________
(1) No additional locations are individually significant.
11. Subsequent Events
At the Company’s 2016 annual meeting of stockholders held on April 28, 2016, the Company’s stockholders approved the Rules of the LDR Holding Corporation 2013 Equity Incentive Plan For the Grant of Options, Performance Units and Restricted Stock Units to Participants in France (the French Subplan), which was adopted by the Company’s Board of Directors in February 2016. Any options, performance units or restricted stock units that the Company grants under the French Subplan to individuals who are subject to taxation under French law may qualify for more favorable income tax and social tax treatment in France. A copy of the French Subplan is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.
On March 6, 2015, Médical entered into a Commercial Lease agreement (the Lease) with CIRMAD Est. (the Developer), for an office, warehouse and logistics building being built by the Developer in Troyes, France (the New Premises). The Lease commenced in April 2016, at which time Médical relocated its headquarters to the New Premises. Médical’s previous lease terminated by mutual agreement with the previous landlord in April 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with LDR Holding Corporation’s (together with its subsidiaries, “we,” ”us” and “our”) condensed consolidated financial statements and notes thereto included elsewhere in this document and our Annual Report on Form 10-K for the year ended December 31, 2015. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. See “Special Note Regarding Forward-Looking Statements” for further information regarding forward-looking statements.
Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. You can identify these statements by words such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “projects,” “intends,” “strategy,” “future”, “likely,” “may,” “plans,” “goals,” “seeks,” “should,” “will,” or “would” or the negative of these terms or similar expressions. These statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. All of our forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from our expectations. Factors that may cause such differences include, but are not limited to, the risks described under “Risk Factors” in our Annual Report on Form 10-K and those discussed in other documents we file with the SEC.
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
Overview
We are a global medical device company focused on designing and commercializing novel and proprietary surgical technologies for the treatment of patients suffering from spine disorders. Our primary products are the Mobi-C cervical disc replacement device and our MIVo portfolio of products which include a range of devices to support lumbar and cervical fusion procedures. We believe our Mobi-C and MIVo platforms enable products that are less invasive, provide greater intra-operative flexibility, offer simplified surgical techniques and promote improved clinical outcomes for patients as compared to existing alternatives.
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
Our Mobi-C and MIVo platform products are used in the fastest growing segments of the global spine implant market, including the cervical disc replacement segment, the MIS lumbar fusion segment and the stand-alone cervical fusion segment. In August 2013, we received approval from the U.S. Food and Drug Administration, or FDA, for the Mobi-C cervical disc replacement device, the first and only cervical disc replacement device to receive FDA approval to treat both one-level and two-level cervical disc disease. We expect sales of Mobi-C in the United States to continue to account for a significant portion of our expected increase in total revenue. We expect that sales of Mobi-C in the United States will continue to increase our sales and marketing expenses as we increase our capability to handle the expected increase in demand for Mobi-C. In addition, we anticipate that sales of our Mobi-C and MIVo products will continue to increase due to continued market penetration in key global markets.

Components of our Results of Operations
Revenue
We generate revenue primarily from the sales of Mobi-C and our MIVo portfolio of products. In addition, we market numerous traditional fusion implants so that combined we can offer to spine surgeons comprehensive spine surgical solutions. We sell our implants primarily to hospitals, for use by spine surgeons to treat spine disorders. We expect to increase revenue by establishing Mobi-C as a standard of care for cervical disc disease, leveraging our MIVo products and broadening our portfolio of products to further penetrate the fastest growing segments of the global spine implant market. We also expect to increase our revenue by expanding our geographic presence in the U.S. and other countries.
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
Sales and Marketing Expenses
Sales and marketing expenses primarily consist of salaries, benefits and other related costs, including stock-based compensation, for personnel employed in sales, marketing, reimbursement, medical education, customer service, distribution and training departments, as well as investments in surgeon training programs, industry events and other promotional activities. In addition, our sales and marketing expenses include commissions and bonuses, generally based on a percentage of sales, to our sales managers, independent sales agencies and direct sales representatives. We provide our implants in kits that consist of a range of implant sizes and include a separate instrument set necessary to complete the surgical procedure. We generally consign our instrument sets to our sales organization or our hospital customers that purchase the implants used in spine surgery. Our sales and marketing expenses include depreciation of these instrument sets. We expect our sales and marketing expenses to continue to increase in absolute dollars with the commercialization of our current and future products and continued investment in our global sales organization, including broadening our relationships with independent sales agencies, expanding exclusivity commitments among our independent sales agencies and international distributors and increasing the number of our direct sales representatives.
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
Income Tax Expense
Our effective tax rate is based on income, statutory tax rates, and tax planning opportunities available to us in the various jurisdictions in which we operate, primarily in the U.S., France and Brazil. The composite income tax rate, tax provisions, deferred tax assets and deferred tax liabilities will vary according to the jurisdiction in which profits arise. Tax laws are complex and subject to different interpretations by management and the respective governmental taxing authorities, and require us to exercise judgment in determining our income tax provision, our deferred tax assets and liabilities and whether or not a valuation allowance should be recorded against our net deferred tax assets. Deferred tax assets and liabilities are determined using the enacted tax rates in effect for the years in which those tax assets are expected to be realized. A valuation allowance is established when it is more likely than not that the future realization of all or some of the deferred tax assets will not be achieved. On a quarterly basis, we assess the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. The amount of the deferred tax asset considered realizable could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence is determined to exist. Due to the objective negative evidence of lack of earning history in the U.S., we have established a full valuation allowance relating to substantially all of our net deferred tax assets in the U.S. as of March 31, 2016 and December 31, 2015. In assessing the deferred tax assets in France, there is no significant objective negative evidence that limits our ability to consider projections of future growth in determining that it is more likely than not that the tax benefit associated with the net operating loss of our French subsidiary will be realized.
Results of Operations
The following table sets forth, for the periods indicated, our unaudited results of operations and our unaudited results of operations as a percentage of revenue:

	Three Months Ended March 31,
	2016		2015
	(in thousands, except percentages)
Revenue	$42,391	100%	$39,115	100%
Cost of goods sold	7,186	17	6,443	16
Gross profit	35,205	83	32,672	84
Operating expenses:
Research and development	3,395	8	3,013	8
Sales and marketing	30,249	71	26,384	67
General and administrative	11,034	26	8,536	22
Total operating expenses	44,678	105	37,933	97
Operating loss	(9,473)	(22)	(5,261)	(13)
Total other income (expense), net	297	1	2,660	7
Loss before income taxes	(9,176)	(22)	(2,601)	(7)
Income tax benefit (expense)	1,536	4	(583)	(1)
Net loss	$(7,640)	(18)%	$(3,184)	(8)%

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015
Revenue
The following table sets forth, for the periods indicated, our revenue by product category and geography expressed as dollar amounts and the changes in revenue between the specified periods expressed in dollar amounts in thousands and as percentages:

	Three Months Ended March 31,		Change 2016/2015
	2016	2015	$	%
Mobi-C	$17,273	$13,407	$3,866	28.8%
MIVo	21,937	22,492	(555)	(2.5)
Traditional	3,181	3,216	(35)	(1.1)
Total revenue	$42,391	$39,115	3,276	8.4%

	Three Months Ended March 31,		Change 2016/2015
	2016	2015	$	%
United States	$33,913	$31,320	$2,593	8.3%
International	8,478	7,795	683	8.8
Total revenue	$42,391	$39,115	$3,276	8.4%

The increase in total revenue in the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was primarily driven by an increase in revenue from our Mobi-C product in the U.S., which increased 36.0% in the first quarter of 2016 to $15.1 million, compared to $11.1 million in the first quarter of 2015, and increased penetration in existing markets through the expansion of our network of independent sales agencies and direct sales representatives. Total revenue growth was driven by a 28.8% increase in Mobi-C revenue, offset by decreases in MIVo and traditional products.
Cost of Goods Sold
Cost of goods sold was $7.2 million in the three months ended March 31, 2016 compared to $6.4 million in the three months ended March 31, 2015, an increase of $743,000 or 12%. The increase was primarily due to an increase in product costs associated with the increase in sales volume and an increase in inventory reserves offset by a decrease in royalties. Cost of goods sold increased as a percentage of revenue primarily due to the increase in inventory reserves offset by a decrease in royalties.
Research and Development Expenses
Research and development expenses were $3.4 million in the three months ended March 31, 2016 compared to $3.0 million in the three months ended March 31, 2015, an increase of $382,000 or 13%. The increase was primarily due to a $196,000 increase in fees and expenses associated with product testing and clinical trials and a $190,000 increase associated with salaries and benefits.
Sales and Marketing Expenses
Sales and marketing expenses were $30.2 million in the three months ended March 31, 2016 compared to $26.4 million in the three months ended March 31, 2015, an increase of $3.9 million or 15%. The increase was primarily due to a $3.7 million increase in compensation costs associated with our investments in our sales organizations, including hiring of additional direct sales personnel and commissions, a $438,000 increase in expenses associated with medical training workshops and product promotion and a $107,000 increase in depreciation expense. These increases were offset by a $118,000 decrease in stock-based compensation expense and a $322,000 decrease in expenses associated with our instrument sets and cases.
General and Administrative Expenses
General and administrative expenses were $11.0 million in the three months ended March 31, 2016 compared to $8.5 million in the three months ended March 31, 2015, an increase of $2.5 million or 29%. The increase was primarily due to a $914,000 increase in employee salaries and benefits associated with the increase in general and administrative personnel, a $741,000 increase in stock-based compensation expense, a $528,000 increase in rent and facility expenses, a $285,000 increase in bad debt and bank fees and a $142,000 increase in software license fees. These increases were offset by a $276,000 decrease to medical device and other taxes.
Total Other Income (Expense), net
Total other income (expense), net of $297,000 in the three months ended March 31, 2016 primarily consisted of $646,000 gain due to the effect of changes in foreign exchange rates on payables and receivables held in currencies other than their functional (local) currency, offset by $322,000 loss on disposal of fixed assets.
Income Tax Benefit (Expense)
Income tax benefit was $1.5 million in the three months ended March 31, 2016 compared to an expense of $583,000 in the three months ended March 31, 2015. Our effective tax rate calculated as a percentage of income before income taxes was 16.7% for the three months ended March 31, 2016 and (22.4)% for the three months ended March 31, 2015. The change in the effective tax rate was a result of the recognition of deferred foreign tax expense related to intercompany sales and net operating loss carryforwards generated in France while we remain in a full valuation allowance position for net operating losses generated in the U.S. On a quarterly basis, we assess the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. The amount of the deferred tax asset considered realizable could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence is determined to exist.

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
Non-GAAP Adjusted EBITDA
The following table presents a reconciliation of net loss to Adjusted EBITDA for the periods presented:

	Three Months Ended March 31,
	2016	2015
Net loss	$(7,640)	$(3,184)
Interest (income) expense, net	26	184
Income tax (benefit) expense	(1,536)	583
Depreciation and amortization	1,659	1,442
EBITDA	(7,491)	(975)
Stock-based compensation	3,012	2,391
Other (income) expense, net	(323)	(2,844)
Adjusted EBITDA	$(4,802)	$(1,428)

Non-GAAP Revenue on a Constant Currency Basis
The following tables present reconciliations of GAAP revenue to revenue on a constant currency basis for the periods presented:

	Three Months Ended March 31,
	GAAP	Foreign Exchange Impact on International Revenue	Non-GAAP Revenue on a Constant Currency Basis (1)	GAAP	2016 on a Constant Currency Basis / 2015
	2016	2016	2016	2015	$	%
Revenue in the United States	$33,913	$—	$33,913	$31,320	$2,593	8.3%
International revenue	8,478	514	8,992	7,795	1,197	15.4
Total revenue	$42,391	$514	$42,905	$39,115	$3,790	9.7

Mobi-C	$17,273	$110	$17,383	$13,407	$3,976	29.7%
MIVo	21,937	240	22,177	22,492	(315)	(1.4)
Traditional fusion products	3,181	164	3,345	3,216	129	4.0
Total revenue	$42,391	$514	$42,905	$39,115	$3,790	9.7
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

Liquidity and Capital Resources
We assess liquidity in terms of our ability to generate cash to fund operating, investing, and financing activities. Our primary sources of liquidity are cash flows generated from our operations, available cash and cash equivalents, and availability under our loan agreements. We believe that our cash generated from U.S. operations and our existing cash and cash equivalents will be sufficient to fund our operations and satisfy our current cash requirements for at least the next 12 months. From time to time, we may explore additional financing sources to meet our working capital requirements, make continued investment in research and development and make capital expenditure needed for us to maintain and expand our business. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, or we may even have to scale back our operations. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock.
The following table summarizes our net cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Net cash used in operating activities	$(8,808)	$(7,075)
Net cash used in investing activities	(4,155)	(1,633)
Net cash provided by financing activities	1,472	564
Effect of exchange rate on cash	(339)	(329)
Net change in cash and cash equivalents	$(11,830)	$(8,473)

Cash Used in Operating Activities
Net cash used in operating activities was $8.8 million in the three months ended March 31, 2016, compared to $7.1 million in the three months ended March 31, 2015, an increase of $1.7 million. The increase in net cash used in operating activities was primarily attributable to $6.8 million decrease in the change in accounts payable and accrued expenses and the $4.5 million increase in net loss. These increases were partially offset by a $2.3 million net decrease in non-cash charges, which included stock-based compensation and unrealized foreign currency gains, $3.9 million decrease in the change in prepaids and other current assets, a $3.0 million decrease in the change in accounts receivable and a $578,000 decrease in the change in inventory.
Cash Used in Investing Activities
Net cash used in investing activities was $4.2 million in the three months ended March 31, 2016 compared to $1.6 million in the three months ended March 31, 2015, an increase of $2.5 million. The increase in net cash used in investing activities was primarily attributable to a $2.4 million increase in cash paid for the purchase of instruments and cases during the three months ended March 31, 2016.
Cash Provided by Financing Activities
Net cash provided by financing activities was $1.5 million in the three months ended March 31, 2016 compared to $564,000 provided in the three months ended March 31, 2015, an increase of $908,000. The increase was primarily attributable to the $1.4 million increase in net proceeds from short-term financings, partially offset by the $594,000 decrease in proceeds from the exercise of stock options.
Indebtedness
We are party to an amended loan agreement with Comerica Bank, or the Comerica loan agreement, under which we may make periodic borrowings under a revolving line of credit which expired in April 2016. The Comerica loan agreement contains various restrictive covenants, including limitations on our ability to pay dividends, to enter into a merger or acquisition and the amount of capital expenditures we may make in any given fiscal year. As of March 31, 2016, we were in compliance will all covenants under our loan agreement. In August 2015, in connection with our public offering, the Comerica loan agreement was repaid in full, resulting in a zero outstanding balance as of March 31, 2016. As of March 31, 2016, we had $25.0 million available under the Comerica loan agreement. The Comerica loan agreement expired in April 2016.
We are also party to various loan agreements with three different financial institutions in France. As of March 31, 2016, the amounts of the outstanding loans vary from approximately $61,000 to $396,000 and bear interest at rates varying from 2.53% to 3.87%. Maturity dates for these loans vary from 2016 to 2019 and are secured by certain assets of Médical. In addition, Médical can borrow funds from various financial institutions in France on a short-term basis. The funds are typically repaid within 90 days and are collateralized by certain assets of Médical, including accounts receivable. The weighted average interest rate for the short-term balances outstanding as of March 31, 2016 was 2.3%.
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
Critical Accounting Policies and Estimates
During the period covered by this Quarterly Report on Form 10-Q there have been no material updates to our significant accounting policies and critical estimates set forth in “Part II—Item 7—Management Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2015.
Recent Accounting Pronouncements
In April 2016, the Financial Accounting Standards Board, or FASB, issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09), which simplifies various aspects of the accounting for share-based payments including (1) recording all excess tax benefits and tax deficiencies as an income tax benefit or expense in the income statement; (2) electing a policy to either estimate the number of forfeitures or account for forfeitures when they occur; and (3) withholding up to the maximum individual statutory tax rate without classifying the awards as a liability. We adopted the provisions of ASU 2016-09 relating to recording all excess tax benefits and tax deficiencies as an income tax benefit or expense in the income statement as of January 1, 2016 using the cumulative-effect method. We elected a policy to continue to estimate the number of forfeitures related to share-based payments. The cash paid to satisfy the statutory income tax withholding obligation is classified as a financing activity in the statement of cash flows. The prior period statement of cash flows has been reclassified to conform to current period presentation. Except for the reclassification of cash paid to satisfy the statutory income tax withholding obligation from operating to financing activities, there was no other material impact to our consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02), which will require companies to recognize most leases on the balance sheet, thereby increasing reported assets and liabilities. Extensive quantitative and qualitative disclosures, including significant judgments made by management, will be required. ASU 2016-02 requires adoption using a modified restrospective transitions with application of the guidance at the beginning of the earliest comparative period presented. ASU 2016-02 will be effective for the Company on January 1, 2019. Early adoption is permitted. We are evaluating the effect that ASU 20116-02 will have on our consolidated financial statements and related disclosures. We have not determined the effect of the standard on our ongoing financial reporting.
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
In April 2015, the FASB, issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. We adopted ASU 2015-03 as of January 1, 2016 using the retrospective method, resulting in no impact to the Company’s consolidated financial statements.
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
Foreign Exchange Risk
We operate in countries other than the United States, and, therefore, we are exposed to foreign currency risks. Revenue from sales outside of the United States represented approximately 20.0% of our total revenue in the three months ended March 31, 2016. We bill most direct sales outside of the United States in local currencies, which are comprised of the euro and the Brazilian real. Operating expenses related to these sales are largely denominated in the same respective currency, thereby limiting our transaction risk exposure. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not significant. Additionally, we have intercompany foreign transactions between our subsidiaries, which are denominated in currencies other than their functional currency. Fluctuations from the beginning to the end of any given reporting period result in the remeasurement of our intercompany foreign transactions generating transaction gains or losses in the respective period and are reported in total other income (expense), net in our consolidated financial statements. The monetary assets and liabilities of our foreign subsidiaries denominated in other currencies are translated into U.S. dollars at each balance sheet date resulting in a foreign currency translation adjustment reflected in accumulated other comprehensive loss. We recorded foreign currency translation gains of $428,000 in the three months ended March 31, 2016. We do not currently hedge our exposure to foreign currency exchange rate fluctuations; however, we may choose to hedge our exposure in the future.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.
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
Item 1A. Risk Factors
There have been no material changes from the risk factors set forth in Part I, Item IA, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on February 23, 2016.
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

LDR HOLDING CORPORATION

Dated:	May 10, 2016	By:	/s/ Christophe Lavigne
Christophe Lavigne
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	May 10, 2016	By:	/s/ Robert McNamara
Robert McNamara
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Nos.	Description
10.1#*	Rules of the LDR Holding Corporation 2013 Equity Incentive Plan for the Grant of Options, Performance Units and Restricted Stock Units to Participants in France.
10.2##*	Letter of Amendment, dated January 28, 2016, in Respect of the Supply Agreement between Invibio Ltd. and LDR Médical SAS.
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Label Linkbase Document.
101.PRE*	XBRL Taxonomy Presentation Linkbase Document.
__________
#    Indicates a management contract or compensatory plan.

##
Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from the exhibit filed with the Securities and Exchange Commission and submitted separately to the Securities and Exchange Commission.

*    Filed herewith.
**     Furnished herewith.